Form 10QSB/A
period 1995-09-30
BALTIC INTERNATIONAL USA INC
filed 1996-05-07
CIK 918545

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                         FORM 10-QSB/A

(Mark One)
[X]   Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
      Securities Exchange Act of 1934
     For Quarterly Period Ended September 30, 1995.
or
[   ]  Transition Report Pursuant to Section 13 or 15(d)  of  the
       Securities Exchange Act of 1934
     For the Transition Period From             to            .
Commission File No. 1-12908
                 BALTIC INTERNATIONAL USA, INC.
(Exact name of small business issuer as specified in its charter)
              TEXAS                                           76-0336843
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

     1990 Post Oak Blvd., Suite 1630, Houston, Texas 77056
     (Address of principal executive offices)    (zip code)

           Issuer's Telephone Number:  (713) 961-9299
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  .    No     .

Number of shares outstanding of each of the issuer's classes of common stock as of November 17, 1995: 5,372,685 shares.

                 BALTIC INTERNATIONAL USA, INC.

                       TABLE OF CONTENTS

                                                        Page

     PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements

          Condensed Balance Sheets -
              December 31, 1994 and September 30,1995      3
          Condensed Statements of
            Operations - Three Months Ended September
            30, 1994 and 1995 and Nine Months
            Ended September 30, 1994 and 1995              4
          Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1994
            and 1995                                       5
          Notes to Condensed Financial Statements        6 - 9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                10 - 11

     PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                           12

     Item 2 - Changes in Securities                       12

     Item 3 - Defaults on Senior Securities               12

     Item 4 - Submission of Matters to a Vote of
              Security Holders                            12

     Item 5 - Other Information                           12

     Item 6 - Exhibits and Reports on Form 8-K            12

     Signatures                                           13



Part I - Financial Information
    Item 1 - Financial Statements
                 BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Balance Sheets
                                 ASSETS
                                        December 31,   September 30,
                                               1994          1995
                                        ------------   -------------
                                            (audited)   (unaudited)
CURRENT ASSETS
  Cash, including time
         deposits of $50,000 in 1994      $  98,757      $ 544,026
 Accounts receivable                         67,690        488,648
 Income taxes receivable                     16,860         16,860
 Inventory                                        -         87,600
 Prepaids and deposits                       50,000         50,858
                                            -------      ---------
 Total current assets                       233,307      1,187,992
PROPERTY AND EQUIPMENT, net                   7,635        297,975
INVESTMENT IN AND ADVANCES TO JOINT VENTURES:
   BIA                                            -      1,402,600
   BCS                                      198,610              -
GOODWILL, NET                               160,785        148,425
                                            -------      ---------
 Total assets                              $600,337     $3,036,992
                                            =======      =========

                 LIABILITIES AND STOCKHOLDERS'
                    EQUITY (CAPITAL DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued
   liabilities                         $    439,592     $  465,280
 Short-term debt, net                       195,000        394,685
                                            -------      ---------
 Total current liabilities                  634,592        859,965
LONG-TERM DEBT, net                         276,991              -
NOTES PAYABLE TO OFFICERS                   346,739              -
OTHER LONG-TERM LIABILITIES                 327,188              -
                                          ---------     ----------
 Total liabilities                        1,585,510        859,965
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                 -        322,066
                                          ---------     ----------
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
 Preferred stock, $2 convertible,
   $10 par value, 500,000 shares
    authorized, 123,000 shares
    issued   and    outstanding                   -      1,230,000
 Common stock, $.01 par value, 20,000,000
    shares authorized,2,919,400 and
    5,372,685 shares issued and
    outstanding                              29,194         53,727
 Additional paid-in capital               5,760,123      8,237,919
 Deficit                                 (6,774,490)    (7,591,685)
                                         ----------     ----------
                                           (985,173)     1,929,961
   Less - stock subscriptions receivable          -        (75,000)
                                         ----------     ----------
  Total stockholders' equity (capital
     deficit)                              (985,173)     1,854,961
                                         ----------     ----------
 Total liabilities and stockholders'
  equity (capital deficit)                 $600,337     $3,036,992
                                         ==========     ==========

   See accompanying notes to condensed financial statements.

             BALTIC INTERNATIONAL USA, INC.
        Condensed Consolidated Statements of Operations
                          (unaudited)

                           For the Three Months            For the Nine Months
                           ended September 30,             ended September 30,
                          ------------------------       ---------------------
                               1994         1995          1994         1995
                           ---------    ----------       --------    ---------
REVENUES:
 Wet Lease Agreement
    with ABC                $      -    $  600,000       $      -    $ 600,000
 Aircraft rental income
    from BIA                       -       240,000              -      480,000
 Freight revenue                   -       127,211              -      482,853
 Fee revenue                       -     1,500,000              -    1,500,000
 Commissions from BIA              -        35,723              -       78,845
 Catering                          -       529,324              -    1,615,919
 Food distribution                 -        77,499              -      226,516
  Net equity in earnings
    of BCS                    85,028             -        178,090            -
                            --------     ---------        -------    ---------
Total operating revenues      85,028     3,109,757        178,090    4,984,133
                            --------     ---------        -------    ---------
OPERATING EXPENSES:
 Cost of revenue             150,000       510,191        216,670    1,572,248
 General and administrative  350,200       925,636      1,068,838    1,708,506
 Net equity in losses
  of BIA                   1,378,914     1,404,479      3,140,458    2,254,401
                           ---------     ---------      ---------    ---------
 Total operating expenses  1,879,114     2,840,306      4,425,966    5,535,155
                           ---------     ---------      ---------    ---------
INCOME (LOSS) FROM
 OPERATIONS               (1,794,086)      269,451     (4,247,876)    (551,022)
                          ----------     ---------     ----------    ---------
OTHER INCOME (EXPENSE)
 Interest expense               (452)      (35,539)      (115,335)    (169,997)
 Interest income               6,583        85,908          8,210      201,683
   Other                           -        31,250              -       31,250
                          ----------     ---------     ----------    ---------
TOTAL OTHER INCOME
 (EXPENSE)                     6,131        81,619       (107,125)      62,936
                          ----------     ---------     ----------    ---------
INCOME (LOSS) BEFORE
 INCOME TAXES AND
 EXTRAORDINARY ITEM       (1,787,955)      351,070     (4,355,001)    (488,086)
INCOME TAX EXPENSE           (29,463)            -        (22,603)           -
MINORITY INTEREST                  -      (104,293)             -     (299,611)
                          ----------     ---------     ----------     --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM       (1,817,418)      246,777     (4,377,604)    (787,697)
EXTRAORDINARY LOSS - EARLY
 EXTINGUISHMENT OF DEBT            -             -        (78,586)           -
                          ----------     ---------     ----------     --------
NET    INCOME   (LOSS)   $(1,817,418) $    246,777    $(4,456,190)  $ (787,697)
                          ==========     =========     ==========     ========

EARNINGS/LOSS PER COMMON SHARE
  Income (loss) before
   extraordinary item        $ (0.62)       $ 0.04        $ (1.71)     $ (0.21)
  Net  Income (loss)         $ (0.62)       $ 0.04        $ (1.75)     $ (0.21)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING        2,919,400     5,326,747      2,553,100    3,885,596
                           =========     =========      =========    =========

   See accompanying notes to condensed consolidated financial statements.

                 BALTIC INTERNATIONAL USA, INC.
        Condensed Consolidated Statements of Cash Flows
                          (unaudited)

                                               For the Nine Months
                                               Ended September 30,
                                            -------------------------------
                                                1994                1995
                                            -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                 $(4,456,190)        $ (787,697)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
    Net equity in earnings and losses
     of joint venture investments             2,962,368            112,551
    Write-off investment in BIA                       -          2,141,850
    Minority interest share of income                 -            299,611
    Other                                       229,138            (47,364)
    Changes in assets and liabilities          (103,949)          (419,443)
    Extraordinary loss from early
     extinguishment of debt                      78,586                  -
                                             ----------         ----------
NET CASH PROVIDED BY(USED IN)
 OPERATING ACTIVITIES                        (1,290,047)         1,299,508
                                             ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net investments in, advances to,
    distributions and repayments from
   joint ventures                            (1,964,506)        (3,657,001)
   Acquisition of 1% interest in BCS,
   net of cash of $13,760                             -              9,789
   Acquisition  of property and equipment        (5,555)            (7,858)
                                             ----------         ----------
NET  CASH USED IN INVESTING ACTIVITIES       (1,970,061)        (3,655,070)
                                             ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock, net of related costs    4,481,309          2,360,793
  New borrowings                                670,006          1,081,000
  Repayments of notes                        (1,725,862)          (356,000)
  Reduction of deferred lease credits                 -            (77,104)
  Redemption of preferred stock                 (46,660)                 -
  Debt issuance costs                           (58,669)            (6,175)
  Distributions to minority interest                  -           (172,183)
  Preferred dividends paid                         (598)           (29,500)
                                             ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     3,319,526          2,800,831
                                             ----------         ----------
Net increase in cash                             59,418            445,269
Cash and cash equivalents,
 beginning of period                             17,702             98,757
                                             ----------         ----------
Cash and cash equivalents, end of period    $    77,120        $   544,026
                                             ==========         ==========

   See accompanying notes to condensed financial statements.

                 BALTIC INTERNATIONAL USA, INC.
      Notes to Condensed Consolidated Financial Statements


      The accompanying unaudited financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended September 30, 1994 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.
      The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on From 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1994. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results which can be expected for the entire year.

NOTE 1 - Operations and Financial Condition
      The Company owns 49%, and assists in the management of Baltic International Airlines (BIA), a joint venture registered in the Republic of Latvia, and serves as its international worldwide promotional sales agent. The Company also owns a 20.04% interest in Air Baltic Corporation (ABC), a Latvian joint venture. The Company is also engaged in providing services to BIA and other airlines through another joint venture, Baltic Catering Services (BCS), an aviation catering and distribution company, and its wholly owned subsidiary Baltic World Air Freight
(BWAF), a freight marketing company. The Company's main assets are its ownership and interests in Air Baltic Corporation and its sales contract with BIA.

      The Company's financial statements include an investment in BIA which has incurred losses of $7,598,258 from inception through September 30, 1995. In addition, the Company has committed to loan additional funds to BIA if necessary. As further explained in Note 2, all investments in and advances to BIA have been forgiven as of September of 1995. The Company's future plans for BIA are to continue operations as a charter and cargo service in the Baltic region.

      The Company and BIA require substantial capital to pursue their operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements. These factors historically have adversely affected the Company's capital resources and liquidity and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

      On August 29, 1995, a Joint Venture Agreement was signed between the Company, the Republic of Latvia ("Latvia"), Scandinavian Airlines Systems Denmark-Norway-Sweden ("SAS"), Investeringsfonden for Ostlandene (the Investment Fund for Central and Eastern Europe - "IO") and Swedfund International AB ("Swedfund") (collectively, the "Parties"), for the establishment of a Latvian national airline, Air Baltic Corporation (ABC).

      Upon completion of the Joint Venture Agreement, ABC will have a share capital of $12.1 million consisting of $6.5 million cash and $5.5 million other assets, including real estate, with the following ownership percentages: Latvia - 51.03%, the Company - 20.04%, SAS - 16.53%, IO - 6.2% and Swedfund - 6.2%.
The Company obtained its 20.04% interest based on its cumulative-to-date investments in and advances to BIA. The JV Agreement provides that supplemental funding in the amount of $4.0 million for working capital as necessary, will be provided by Nordic Investment Bank, or a similar financial institution.

     Furthermore, the Parties agreed to provide subordinated debt loans as necessary to ABC, totaling approximately $14.1 million, of which the Company's portion will be $2,575,000. The obligation to provide such financing will not occur until the $4.0 million working capital facility is funded and such obligation will expire on December 31, 1997.

                 BALTIC INTERNATIONAL USA, INC.
       Notes to Condensed Consolidated Financial Statements

      On September 6, 1995, the Company invested $468,950 for a 25% share of a non-profit state joint-stock company, the Latvian Privatization Agency (Latavio). The Company is to provide management expertise by submitting a business plan to restructure Latavio, developing a turnaround strategy, and evaluating other business possibilities in the Baltic area. Subsequent to the investment, the Latvian Economic Court temporarily halted the privatization process and has appointed a third party administrator to determine whether Latavio should be restructured outside of the privatization process or, whether privatization should continue. Management has not fully determined the level of the risk of loss of the investment of Latavio; however, the Company has fully reserved the investment as of September 30, 1995.

NOTE 2 - Summarized Financial Data for BIA

      During the three months ended September 30, 1994 and 1995, the Company recorded equity in net losses relating to BIA of $1,378,914 and $1,404,479, respectively, relating to its percentage ownership of the joint venture of 40% and 49%, respectively. At September 30, 1995, BIUSA elected to forgive $4,042,255 of debt to BIA. BIUSA transferred its remaining investment in and advances to BIA in the amount of $1,302,600 to Air Baltic upon completion of the Air Baltic Joint Venture Agreement.

The Company's investment in BIA is summarized as follows:

                                              December 31,   September 30,
                                                  1994           1995
                                              -----------     -----------
Proportionate investment in deficit of BIA   $  (406,847)     $     -
Advances to and accounts receivable from BIA   2,008,272            -
Allowance for collectibility of advances
  to and accounts receivable from BIA         (1,601,425)           -
                                              ----------       ------
                                             $         -      $     -
                                              ==========       ======

Summarized financial data for BIA is as follows:

                                              December 31,   September 30,
                                                  1994          1995
                                              -----------   -------------
Current assets                               $  688,397     $  897,783
Noncurrent assets                             2,124,897        978,563
                                              ---------      ---------
                                             $2,813,294     $1,876,346
                                              =========      =========

Current liabilities                          $1,635,322     $4,248,928
Noncurrent liabilities                        2,008,272      1,302,600
Partners'  deficit                             (830,300)    (3,675,182)
                                              ---------      ---------
                                             $2,813,294     $1,876,346
                                              =========      =========

                             Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                           ----------------------     ----------------------
                              1994        1995          1994         1995
                           ---------    ---------     ---------    ---------
Operating revenue         $2,477,693   $3,260,686    $5,101,779   $8,734,030
Loss   from   operations  (1,582,055)  (4,309,235)   (3,623,580)  (5,870,328)
Net  loss                 (1,638,208)    (774,500)   (3,749,567)  (3,408,697)

Total debt forgiven was $4,042,255 which was recorded as extraordinary income by BIA, resulting in net income for the three month period ending September 30, 1995. The Company did not recognize its equity share of this extraordinary income.

                 BALTIC INTERNATIONAL USA, INC.
      Notes to Condensed Consolidated Financial Statements

NOTE 3 - Baltic Catering Services

      Effective December 31, 1995, the Company acquired an additional 1% interest in BCS from its joint partner which gave the Company a 51% interest in BCS. This purchase has been accounted for as if it occurred at the beginning of 1995 for consolidation purposes, because this was a step acquisition.

NOTE 4 - Earnings/Loss Per Common Share

      The computations of earnings/loss per common share are computed using 2,919,400 and 5,326,747 weighted average shares of common stock for the three months ended September 30, 1994 and 1995, respectively, and 2,553,100 and 3,885,596 weighted average shares of common stock for the nine months ended September 30, 1994 and 1995, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three month period ending on the balance sheet date exceeds the exercise price.

NOTE 5 - Equity Transactions

     On September 25, 1995, the Company converted $45,000 of long-term debt to equity through the issuance of 4,500 shares of convertible preferred stock. During the 1995 third quarter, 605,000 shares of common stock were issued resulting in proceeds of $687,300.

NOTE 6 - Related Party Transactions

     The Company earns commission income from BIA for services to BIA as international promotional sales agent. Commissions are based upon a percentage of passenger ticket and cargo revenue earned on sales originating outside of Riga. The Company also charges a management fee to BIA to cover certain administrative costs and other expenses incurred by the Company on behalf of BIA. The Company earned $655,000 and $78,845 in such commissions and fees for the nine months ended September 30, 1994 and September 30, 1995, respectively. The Company deferred this revenue in 1994.

      The Company subleases two Boeing 727 aircraft to BIA for an aggregate of $80,000 per month. For the three months ended September 30, 1995, the Company received $240,000 related to these subleases. For the nine months ended September 30, 1995, the Company received $480,000 related to the subleases.

NOTE 7 - Extraordinary Loss

      On  May  6,  1994,  the Company repaid all  of  its  bridge financing notes payable using proceeds from its initial public offering. As a result of early extinguishment of $893,340 of such notes, the Company recognized an extraordinary loss of $78,586.

NOTE 8 - Subsequent Events

      From October 1, 1995 to November 17, 1995, the Company advanced an additional $889,577 to BIA. The Company may, at its discretion, advance approximately an additional $800,000 to pay obligations to BIA. Management believes that it is in the best interest of both BIUSA and BIA for BIA to remain an operating airline. As BIA will likely continue to operate as a charter and cargo airline in the Baltic region, the Company believes that maintaining BIA's airline certification and maintaining the goodwill of BIA's debtors is beneficial to BIUSA.

      On November 13, 1995, the Company signed a Memorandum of Understanding with Topflight AB, a Swedish company, to create a joint venture that will set up airline catering facilities across Eastern Europe. The proposed joint venture will have a charter capital of $6 million and will be owned 51% by the Company. Within the next sixty days the companies will develop a detailed business plan targeting six airports for in-flight catering development.

                 BALTIC INTERNATIONAL USA, INC.


ITEM  2  -  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

      The Company's revenues are derived from its equity in the net income of its joint ventures, commissions due from sales of airline tickets under the international promotional sales agreement between BIA and the Company, the Boeing 727 aircraft rental charged to BIA, interest earned on outstanding debt to BIA from the Company and from revenue generated by BWAF. Since 1994, the Company has elected to account for its revenue earned from BIA on a cash basis.

Quarter Ended September 30, 1995 and 1994

      For the quarter ended September 30, 1994, the Company had revenues of $85,028 compared with $3,109,757 for the quarter ended September 30, 1995. The 3,557% increase is principally due to fees of $1,500,000 collected from Air Baltic Corporation in payment of market development and training for Latvian pilots, flight attendants and mechanics. The fee collected for such services is not unusual for services provided by the Company, but is a nonrecurring fee from Air Baltic Also, payments made to the Company from BIA and ABC for aircraft rental income, commissions paid on the sale of airline tickets, and freight revenue contributed to the increase of which no such corresponding revenue was recorded in the prior year. The revenue improvement was also due to the Company consolidating the operations of BCS in 1995 as the result of the acquisition of an additional 1% interest for a total ownership of 51% of BCS.

      The Company's operating expenses for the quarter ended September 30 1994 were $1,879,114 compared to $2,840,306 for the same quarter for 1995. General and administrative expenses increased from $350,200 in 1994 to $925,636 in the same quarter of 1995. This increase was due primarily to the reserve of the Latavio investment of $468,950. The cost of revenue increased from $150,000 in 1994 to $510,191 in 1995 primarily due to the consolidation of BCS in 1995.

      Interest expense increased 7,762% from $452 in the second quarter 1994 to $35,539 in 1995, reflecting the additional borrowings incurred through 1994 and 1995.

      The Company had a net loss of $1,817,418 for the quarter ended September 30, 1994 compared to a net income of $246,777 for the quarter ended September 30, 1995. The increase in net income is due to income from Air Baltic Corporation on the wet lease, payment of the nonrecurring fee from Air Baltic, and payment of rental income from BIA partially offset by writing off debt of BIA and the reserve for the investment in Latavio.

      The Company forgave $4,042,255 in loans to BIA during the third quarter of 1995. For the three months ended September 30, 1995, the Company's equity in net losses of BIA was $1,404,479.

Nine Months Ended September 30, 1995 and 1994

      For the nine months ended September 30, 1994 revenues were $178,090 compared to $4,984,133 for the nine months ended September 30, 1995 for an increase of $4,806,043. Year-to-date revenues were impacted by the same factors that affected third quarter 1995 results.

       Year-to-date operating expenses increased 25% from $4,425,966 for 1994 to $5,535,155 for 1995. Such increase is attributable to the same factors affecting third quarter 1995 operating expenses. Additionally, there was an increase of $522,844 in cost of revenue due to freight costs related to BIUSA's purchase in October 1994 of its joint venture partner's interest in BWAF.

      Interest expense increased by $54,662 or 47% from  $115,335 for the nine months ended September 30, 1994 to $169,997 in 1995, due to higher borrowings in 1995.

      Interest income increased from $8,210 for the nine months ended September 30, 1994 to $201,683 for the nine months ended
September 30, 1995. This increase is due primarily to interest paid by BIA on outstanding debt to the Company.

     The Company had compared to a net loss of $4,456,190 for the nine months ended September 30, 1994, a net loss of $787,697 for the nine months ending September 30, 1995.

Liquidity and Capital Resources

      The Company had $98,757 in cash at December 31, 1994, compared to $544,026 at September 30, 1995.

      At December 31, 1994, the Company had a working capital deficit of $401,285 as compared to working capital of $328,027 at September 30, 1995. The increase in the working capital is due primary to an increase in cash of $445,269, an increase in accounts receivable of $420,958, an increase in inventory of $87,600, partially offset by an increase in accounts payable and accrued liabilities of $25,688, and an increase in short-term debt of $199,685.

      Net cash used in operating activities for the nine months ended September 30, 1994 was $1,290,047 as compared to $1,299,508 provided by operating activities for the same period of 1995. Such increase primarily was due to reduction of net losses partially offset by write-offs of investment in BIA. Net cash used in investing activities was $1,970,061 for the nine months ended September 30, 1994 compared to $3,655,070 for the nine months ended September 30, 1995, the results of additional advances and investments in BIA. Net cash provided by financing activities was $3,319,526 for the nine months ended September 30, 1994 compared to $2,800,831 for the nine months ended September 30, 1995.

      The Company and BIA require substantial capital to pursue their operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. The Company has no firm commitments for external sources of financing upon which the Company will rely for the near future.

                 BALTIC INTERNATIONAL USA, INC.

                  PART II - OTHER INFORMATION



Item 1.   Legal Proceedings, None

Item 2.   Changes in Securities, None

Item 3.   Defaults Upon Senior Securities, None

Item 4.   Submission of Matters to a Vote of Security-Holders, None

Item 5.   Other Information, None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits, None

          (b)  On  July  14,  1995, the Company  dismissed  Price
               Waterhouse LLP as its independent accountants.

               On July 28, 1995, the Company engaged BDO Seidman, LLP as its independent accountants.

               On August 4, 1995, the Company filed a pro forma balance sheet evidencing compliance with continued listing requirements with Nasdaq and the Securities and Exchange Commission.

               On  August 29, 1995, the Company filed  a  current
               report  on  Form  8-K  pursuant to  which  the  Company
               entered   into  a  Joint  Venture  Agreement  for   the
               Establishment of a New Latvian Air Carrier.

                 BALTIC INTERNATIONAL USA, INC.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       BALTIC INTERNATIONAL USA, INC.
                              (Registrant)


Date:   May 3, 1996           BY://s// Robert L. Knauss
                                    Robert L. Knauss,
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:   May 3, 1996           BY://s// James W. Goodchild
                                    James W. Goodchild,
                                    Chief Operating and Financial
Officer