Form 10QSB
BALTIC INTERNATIONAL USA INC
filed 1996-05-20
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934	For Quarterly Period Ended March 31, 1996.
OR
[  ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934	For the Transition Period From        to          .

Commission File No. 0-26558

                BALTIC INTERNATIONAL USA, INC.
(Exact name of small business issuer as specified in its charter)

               TEXAS		     					  		         76-0336843
(State or other jurisdiction of				  		 	  (I.R.S. Employer
incorporation or organization)						   	   Identification No.)

        1990 Post Oak Blvd., Suite 1630, Houston, Texas 77056
        (Address of principal executive offices)    (zip code)

              Issuer's Telephone Number:  (713) 961-9299

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  .    No     .


Number of shares outstanding of each of the issuer's classes of common stock as of May 17, 1995: 5,905,592 shares.





                       	BALTIC INTERNATIONAL USA, INC.

                              	TABLE OF CONTENTS

                                                 												Page

	PART I - FINANCIAL INFORMATION
	Item 1 - Consolidated Financial Statements
	  	Condensed Balance Sheets -
	    	  March 31, 1996 and December 31, 1995	 	                3
		Condensed Statements of Operations -
		  Three Months Ended March 31,1996 and 1995		                4
		Condensed Statements of Cash Flows -
		  Three Months Ended March 31, 1996 and 1995		               5
		Notes to Condensed Financial Statements                    		6

	Item 2 - Management's Discussion and Analysis of
		  Financial Condition and Results of Operations		            8

	PART II - OTHER INFORMATION

	Item 1 - Legal Proceedings		                                  9

	Item 2 - Changes in Securities	                              	9

	Item 3 - Defaults on Senior Securities		                      9

	Item 4 - Submission of Matters to a Vote of Security Holders		9

	Item 5 - Other Information	                                  	9

	Item 6 - Exhibits and Reports on Form 8-K		                   9

	Signatures		                                                 10


Part I - Financial Information
    Item 1 - Financial Statements
	BALTIC INTERNATIONAL USA, INC.
	Condensed Consolidated Balance Sheets

                                                      		March 31,		December 31,
                                                        		1996		     	1995
                                              									(unaudited)		(audited)
ASSETS
CURRENT ASSETS
	Cash and cash equivalents 	                          	$	411,355   	$	139,240
	Accounts receivable		                                	1,059,976	     	87,178
	Income taxes receivable		                               	16,860     		16,860
	Inventory		                                             	59,888     		14,265
	Prepaids and deposits		                                 	84,099	      	6,418
                                                       ---------     --------
Total current assets		                                	1,632,178    		363,961

PROPERTY AND EQUIPMENT, net 		                           	16,894	     	20,035
INVESTMENT IN AND ADVANCES TO:
	Air Baltic			                                           937,200	  	2,630,000
	BIA			                                                		500,000          		-
	BCS			                                                		332,655    		284,834
	LAMCO		                                                 	10,000          		-
GOODWILL, NET		                                         	216,935    		223,593
                                                       ---------    ---------
	Total assets	                                      	$	3,645,862 	$	3,522,423
                                                       =========    =========

	LIABILITIES AND STOCKHOLDERS'
	EQUITY (CAPITAL DEFICIT)
CURRENT LIABILITIES
	Accounts payable and accrued liabilities 	           	$	748,583  	$ 	807,470
	Short-term debt, net		                                 	250,000		    324,063
	Commitments for guarantees on BIA liabilities		        	654,935  		1,019,521
	Other current liabilities		                            	351,786    		342,143
                                                       ---------    ---------
	Total liabilities                                  			2,005,304  		2,493,197
                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
	Preferred stock:
		Series A, $2 convertible, $10 par value, 500,000
   shares	authorized, 123,000 shares issued and
   outstanding			                                      1,230,000	  	1,230,000
		Series B, convertible, $10 par value, 70 shares
			authorized, 50 shares issued and outstanding		     	1,250,000          		-
	Common stock, $.01 par value, 20,000,000 shares
   authorized, 5,905,592 and 5,758,241 shares
   issued and outstanding 	                             		59,056     		57,582
	Additional paid-in capital			                         8,691,561  		8,703,883
	Deficit			                                          	(9,590,059)		(8,962,239)
                                                       ---------    ---------
	Total stockholders' equity (capital deficit)       			1,640,558  		1,029,226
                                                       ---------    ---------
	Total liabilities and stockholders' equity
   (capital deficit)                               		$	3,645,862 	$	3,522,423
                                                       =========    =========

	See accompanying notes to condensed consolidated financial statements.

	BALTIC INTERNATIONAL USA, INC.
	Condensed Consolidated Statements of Operations
	(unaudited)


                                                       	For the Three Months
                                                         		ended March 31,
                                                        		1996	     		1995
REVENUES:
	Freight revenue                                      		$	63,309   	$	155,089
	Net equity in earnings of BCS		                         	82,821     		78,340
                                                       ---------    ---------
	Total operating revenues		                             	146,130	 	   233,429
                                                       ---------    ---------
OPERATING EXPENSES:
	Cost of revenue	                                       		27,666		    245,192
	General and administrative		                           	387,249		    249,892
	Net equity in losses of BIA	                          		612,385		    703,245
                                                       ---------    ---------
	Total operating expenses		                           	1,027,300		  1,198,329
                                                       ---------    ---------
INCOME (LOSS) FROM OPERATIONS		                        	(881,170)		  (964,900)
                                                       ---------    ---------
OTHER INCOME (EXPENSE)
	Interest expense	                                     		(13,240)	   	(67,038)
	Interest income                                           			15          		-
	Other			                                               	297,200     		30,504
                                                       ---------    ---------
TOTAL OTHER INCOME  (EXPENSE)		                         	283,975	    	(36,534)
                                                       ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES
	AND EXTRAORDINARY ITEM		                              	(597,195)		(1,001,434)
INCOME TAX EXPENSE	                                          		-          		-
                                                       ---------    ---------
NET INCOME (LOSS)                                   		$	(597,195)	$(1,001,434)
                                                       =========    =========

LOSS PER COMMON SHARE	                                  	$	(0.11)    	$	(0.34)
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING		                                        	5,858,842  		2,920,670


	See accompanying notes to condensed consolidated financial statements.



                        	BALTIC INTERNATIONAL USA, INC.
                	Condensed Consolidated Statements of Cash Flows
                                 	(unaudited)


                                                     		For the Three Months
                                                        		Ended March 31,
                                                       		1996	     	 	1995
CASH FLOWS FROM OPERATING ACTIVITIES:
		Net loss 	                                         	$	(597,195)	 $(1,001,434)
		Adjustments to reconcile net loss to net cash
			provided by (used in) operating activities:
				Net equity in earnings and losses
					of joint venture investments                     			529,564    		(624,905)
				Gain on sale of assets	                           		(297,200)         		-
				Other		                                              	23,494	      	21,324
				Changes in assets and liabilities			                (493,784)   		(117,905)
                                                       ---------     ---------
NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES		                                	(835,121)   		(237,300)
                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
		Net investments in, advances to,
			distributions and repayments from joint ventures			(1,122,385)   		(749,246)
		Distributions and repayments from joint ventures     			35,000	      	75,038
		Proceeds from sale of Air Baltic stock              			745,970	           	-
		Repayment of subordinated debt to Air Baltic		        	290,000	           	-
		Acquisition of property and equipment		                  	(501)		       (452)
                                                       ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES		                 	(51,916)		   (674,660)
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
		New borrowings	                                            		-	     	850,000
		Repayments of notes	                                 		(80,000)		          -
		Reduction of deferred lease credits		                       	-		      15,656
		Issuance of stock, net of related costs		           	1,239,848     		100,000
                                                       ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES		           	1,159,152	     	965,656
                                                       ---------     ---------
Net increase in cash 	                                 		272,115 	     	53,696
Cash and cash equivalents, beginning of period		        	139,240		      98,757
                                                       ---------     ---------
Cash and cash equivalents, end of period             		$	411,355	    $	152,453
                                                       =========     =========


	See accompanying notes to condensed consolidated financial statements.



                    BALTIC INTERNATIONAL USA, INC.
          Notes to Condensed Consolidated Financial Statements


  	The accompanying unaudited consolidated financial statements have been preparedby Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

  	The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1995. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results which can be expected for the entire year.

NOTE 1 - Operations and Financial Condition

  	The Company owns 49%, and assists in the management of Baltic International
Airlines (BIA), a joint venture registered in the Republic of Latvia.  The routes and passenger service operations of BIA were transferred to a new
Latvian carrier, Air Baltic Corporation ("Air Baltic") effective October 1,
1995.  The Company owns a 8.02% interest in Air Baltic after the sale of 12%
of Air Baltic stock in January 1996 discussed in Note 12.  The Company is also engaged in providing services to Air Baltic and other airlines through its 50% interest in Baltic Catering Services ("BCS"), a Riga, Latvia-based aviation catering and distribution company.  The Company also serves as a cargo marketing and sales company to Air Baltic through Baltic World Air
Freight ("BWAF").  American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a distribution company.

  	The Company's financial statements include an investment in BIA which has incurred losses of $12,546,661 from inception through March 31, 1996. In addition, the Company has committed to loan additional funds to BIA if necessary. The Company's future plans for BIA are to continue operations as a charter and cargo service in the Baltic region.

  	The Company requires substantial capital to pursue its operating strategies.
To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements.  There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements.  These factors historically have adversely affected the Company's capital resources and liquidity and raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 2 - SALE OF INVESTMENT IN AIR BALTIC

   On January 10, 1996, the Company entered into an agreement to sell 12% of Air Baltic stock to SAS for $1.7 million in cash and the assumption by SAS of the remaining subordinated debt obligation of the Company to ABC of $2,175,000.
The Company will retain a 8.02% interest in Air Baltic. A gain of $297,200 was recognized on the sale of the Air Baltic stock.

NOTE 3 - CATERING OPERATIONS

   In February 1996, the Company entered into a joint venture agreement with TOPflight AB, a Swedish company to create a joint venture, Airo Catering Services ("ACS"), that will set up airline catering facilities across
Eastern Europe. The Company owns 51% of ACS and TOPflight AB owns 49%. ACS is developing a detailed business plan targeting six airports for in-flight catering development. On April 2, 1996, the catering operations of BCS were acquired by Riga Catering Services ("RCS"), previously owned by TOPflight AB, in exchange for shares in RCS. RCS is currently owned 35% by ACS, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS. The business of BCS after the transfer of the catering business to RCS is the operation of the restaurant in the Riga airport. The total assets of BCS remaining after the transfer of the catering business is about $230,000.
The Company will account for the acquisition of its interest in RCS using the purchase method of accounting.

NOTE 5 - Earnings/Loss Per Common Share

  	The computations of earnings/loss per common share are computed using 5,858,842 and 2,920,670 weighted average shares of common stock for the three months ended March 31, 1996 and 1995, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three month period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

NOTE 6 - Equity Transactions

  	Effective February 22, 1996, the Company created its Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The
Series B Preferred Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of the Company's common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at the option of the Company if the conversion price is $0.75 or less per share.

NOTE 7 - Related Party Transactions

  	The Company earned commission income from BIA for services to BIA as international promotional sales agent. Commissions are based upon a percentage of passenger ticket and cargo revenue earned on sales originating outside of Riga. The Company also charged a management fee to BIA to cover certain administrative costs and other expenses incurred by the Company on behalf of BIA. The Company earned $0 and $33,302 in such commissions and fees for the three months ended March 31, 1996 and 1995, respectively.

  	The Company subleased two Boeing 727 aircraft to BIA for an aggregate of $80,000 per month. For the three months ended March 31, 1995, the Company received $240,000 related to these subleases. These aircraft were returned to the owner in 1996.



	BALTIC INTERNATIONAL USA, INC.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  	The Company's revenues are derived from its equity in the net income of its joint ventures and from revenue generated by BWAF and ADC.  Since 1994, the
Company has elected to account for its revenue earned from BIA on a cash basis.

Quarter Ended March 31, 1996 and 1995

  	For the quarter ended March 31, 1996, the Company had revenues of $146,130 compared with $233,429 for the quarter ended March 31, 1995. The 37% decrease is principally due to less freight revenue for 1996 as compared to 1995.

	  The Company's operating expenses for the quarter ended March 31, 1996 were
$1,027,300 compared to $1,198,329 for the same quarter in 1995.  Cost of revenue decrease by $217,526 primarily as the result of no aircraft rental expense in 996 as compared to $155, 289 in 1995.  The Boeing aircraft were returned to the owner in 1996.  The expenses incurred for the return of the aircraft were accrued as of December 31, 1995 by BIA.  General and administrative expenses increased from $249,892 in 1995 to $387,249 in the same quarter of 1996.  This increase was due primarily to bonus expense payable through the issuance of common stock for 1995 bonuses.  These shares have not been issued as of March 31, 1996 and an additional $76,168 was expensed in 1996 for the change in the market price of the stock from
December 31, 1995 to March 31, 1996.

  	Interest expense decreased 80% from $67,038 in the first quarter of 1995 to
$13,240 in 1996, reflecting the conversion of $1,288,137 of notes payable to equity during the second and third quarters of 1995 and reduced borrowings incurred through March 31, 1996.

  	The Company recorded a gain of $297,200 on the sale of the 12% Air Baltic stock to SAS during the first quarter of 1996. No such gain was recorded in 1995.

  	The Company had a net loss of $597,195 for the quarter ended March 31, 1996 compared to a net loss of $1,001,434 for the quarter ended March 31, 1995.
The decrease in net loss is due to the gain recorded on the sale of Air
Baltic stock and reduction of aircraft rental expense.

Liquidity and Capital Resources

  	The Company had $411,355 in cash at March 31, 1996, compared to $139,240 at December 31, 1995.

  	At March 31, 1996, the Company had a working capital deficit of $373,126 as compared to $2,129,236 at December 31, 1995.  The decrease in the working capital deficit is due primarily to an increase in cash of 272,115, an increase in accounts receivable of $956,298, a decrease in accounts payable and accrued liabilities of 75,387, a decrease in short-term debt of $74,063 and a decrease in commitments for guarantees on BIA liabilities of $364,586.

  	Net cash used in operating activities for the three months ended March 31, 1996 was $835,121 as compared to $237,300 for the same period of 1995. Such increase primarily was due to increased receivable for the sale of the Air
Baltic stock from SAS. Net cash used in investing activities was $51,916 for the three months ended March 31, 1996 compared to $674,660 for the three months ended March 31, 1995. The decrease was due primarily to the proceeds from the sale of the Air Baltic stock to SAS partially offset by additional advances to BIA. Net cash provided by financing activities was $1,159,152 for the three months ended March 31, 1996 compared to $965,656 for the three months ended March 31, 1995.

  	The Company and BIA require substantial capital to pursue their operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. The Company has no firm commitments for external sources of financing upon which the Company will rely for the near future.

	BALTIC INTERNATIONAL USA, INC.

	PART II - OTHER INFORMATION



Item 1.	Legal Proceedings, None

Item 2.	Changes in Securities, None

Item 3.	Defaults Upon Senior Securities, None

Item 4.	Submission of Matters to a Vote of Security-Holders, None

Item 5.	Other Information, None

Item 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits, None

	(b)	The Company filed a Current Report on Form 8-K dated January 10, 1996 pursuant to which the Company entered into an agreement to sell 12% of
     Air Baltic Corporation stock to Scandinavian Airlines System
     Denmark-Norway-Sweden.


	BALTIC INTERNATIONAL USA, INC.


	SIGNATURES


  	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            			   BALTIC INTERNATIONAL USA, INC.
                        				(Registrant)


Date:		May 20, 1996	                   	BY:		/s/ Robert L. Knauss
				                                       		Robert L. Knauss,
                                       						Chairman of the Board and
                                       						  Chief Executive Officer


Date:		May 20, 1996	                   	BY:		/s/ James W. Goodchild
                                       						James W. Goodchild,
                                       						Chief Operating and
                                               Financial Officer