Form 10QSB/A
period 1995-09-30
BALTIC INTERNATIONAL USA INC
filed 1996-06-05
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                         FORM 10-QSB/A2

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

                 BALTIC INTERNATIONAL USA, INC.

                       TABLE OF CONTENTS

                                                        Page

     PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements

          Condensed Balance Sheets -
              December 31, 1994 and September 30,1995      3
          Condensed Statements of
            Operations - Three Months Ended September
            30, 1994 and 1995 and Nine Months
            Ended September 30, 1994 and 1995              4
          Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1994
            and 1995                                       5
          Notes to Condensed Financial Statements          6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   9

     PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                           11

     Item 2 - Changes in Securities                       11

     Item 3 - Defaults on Senior Securities               11

     Item 4 - Submission of Matters to a Vote of
              Security Holders                            11

     Item 5 - Other Information                           11

     Item 6 - Exhibits and Reports on Form 8-K            11

     Signatures                                           12

Part I - Financial Information
    Item 1 - Financial Statements

                 BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Balance Sheets
                                 ASSETS
                                        December 31,   September 30,
                                               1994          1995
                                        ------------   -------------
                                            (audited)   (unaudited)
CURRENT ASSETS
  Cash, including time
         deposits of $50,000 in 1994      $  98,757      $ 376,691
 Accounts receivable                         67,690        371,911
 Income taxes receivable                     16,860         16,860
 Prepaids and deposits                       50,000         50,200
                                            -------      ---------
 Total current assets                       233,307        815,662
PROPERTY AND EQUIPMENT, net                   7,635         13,045
INVESTMENT IN AND ADVANCES TO JOINT VENTURES:
   BIA                                            -      1,402,600
   BCS                                      198,610        328,621
GOODWILL, NET                               160,785        148,425
                                            -------      ---------
 Total assets                              $600,337     $2,708,353
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
 Preferred stock, $2 convertible,
   $10 par value, 500,000 shares
    authorized, 123,000 shares
    issued   and    outstanding                   -      1,230,000
 Common stock, $.01 par value, 20,000,000
    shares authorized, 2,919,400 and
    5,372,685 shares issued and
    outstanding                              29,194         53,727
 Additional paid-in capital               5,760,123      8,237,919
 Deficit                                 (6,774,490)    (7,598,258)
                                         ----------     ----------
                                           (985,173)     1,923,388
   Less - stock subscriptions receivable          -        (75,000)
                                         ----------     ----------
  Total stockholders' equity (capital
     deficit)                              (985,173)     1,848,388
                                         ----------     ----------
 Total liabilities and stockholders'
  equity (capital deficit)                 $600,337     $2,708,353
                                         ==========     ==========


   See accompanying notes to condensed financial statements.

             BALTIC INTERNATIONAL USA, INC.
        Condensed Consolidated Statements of Operations
                          (unaudited)

                           For the Three Months            For the Nine Months
                           ended September 30,             ended September 30,
                          ------------------------       ---------------------
                               1994         1995          1994         1995
                           ---------    ----------       --------    ---------
REVENUES:
 Wet Lease Agreement
    with ABC                $      -    $  600,000       $      -    $ 600,000
 Aircraft rental income
    from BIA                       -       240,000              -      480,000
 Freight revenue                   -       127,211              -      482,853
 Fee revenue                       -     1,500,000              -    1,500,000
 Commissions from BIA              -        35,723              -       78,845
Net equity in earnings
    of BCS                    85,028       104,697        178,090      306,183
                            --------     ---------        -------    ---------
Total operating revenues      85,028     2,607.631        178,090    3,447,881
                            --------     ---------        -------    ---------
OPERATING EXPENSES:
 Cost of revenue             150,000       183,456        216,670      739,514
 General and administrative  350,200       846,841      1,068,838    1,303,070
 Net equity in losses
  of BIA                   1,378,914     1,404,479      3,140,458    2,254,401
                           ---------     ---------      ---------    ---------
 Total operating expenses  1,879,114     2,434,776      4,425,966    4,296,985
                           ---------     ---------      ---------    ---------
INCOME (LOSS) FROM
 OPERATIONS               (1,794,086)      172,855     (4,247,876)    (849,104)
                          ----------     ---------     ----------    ---------
OTHER INCOME (EXPENSE)
 Interest expense               (452)      (35,539)      (115,335)    (169,997)
 Interest income               6,583        77,806          8,210      193,581
   Other                           -        31,250              -       31,250
                          ----------     ---------     ----------    ---------
TOTAL OTHER INCOME
 (EXPENSE)                     6,131        73,517       (107,125)      54,834
                          ----------     ---------     ----------    ---------
INCOME (LOSS) BEFORE
 INCOME TAXES AND
 EXTRAORDINARY ITEM       (1,787,955)      246,372     (4,355,001)    (794,270)
INCOME TAX EXPENSE           (29,463)            -        (22,603)           -
                          ----------     ---------     ----------     --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM       (1,817,418)      246,372     (4,377,604)    (794,270)
EXTRAORDINARY LOSS - EARLY
 EXTINGUISHMENT OF DEBT            -             -        (78,586)           -
                          ----------     ---------     ----------     --------
NET    INCOME   (LOSS)   $(1,817,418) $    246,372    $(4,456,190)  $ (794,270)
                          ==========     =========     ==========     ========

EARNINGS/LOSS PER COMMON SHARE
  Income (loss) before
   extraordinary item        $ (0.62)       $ 0.04        $ (1.71)     $ (0.21)
  Net  Income (loss)         $ (0.62)       $ 0.04        $ (1.75)     $ (0.21)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING        2,919,400     5,326,747      2,553,100    3,885,596
                           =========     =========      =========    =========

   See accompanying notes to condensed consolidated financial statements.

                 BALTIC INTERNATIONAL USA, INC.
        Condensed Consolidated Statements of Cash Flows
                          (unaudited)

                                               For the Nine Months
                                               Ended September 30,
                                            -------------------------------
                                                1994                1995
                                            -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                 $(4,456,190)        $ (794,270)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
    Net equity in earnings and losses
     of joint venture investments             2,962,368           (193,632)
    Write-off investment in BIA                       -          2,141,850
    Other                                       229,138             72,560
    Changes in assets and liabilities          (103,949)          (432,901)
    Extraordinary loss from early
     extinguishment of debt                      78,586                  -
                                             ----------         ----------
NET CASH PROVIDED BY(USED IN)
 OPERATING ACTIVITIES                        (1,290,047)           793,607
                                             ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net investments in, advances to,
    distributions and repayments from
   joint ventures                            (1,964,506)        (3,480,829)
  Acquisition  of property and equipment        (5,555)            (7,858)
                                             ----------         ----------
NET  CASH USED IN INVESTING ACTIVITIES       (1,970,061)        (3,488,687)
                                             ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock, net of related costs    4,481,309          2,360,793
  New borrowings                                670,006          1,081,000
  Repayments of notes                        (1,725,862)          (356,000)
  Reduction of deferred lease credits                 -            (77,104)
  Redemption of preferred stock                 (46,660)                 -
  Debt issuance costs                           (58,669)            (6,175)
  Preferred dividends paid                         (598)           (29,500)
                                             ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     3,319,526          2,973,014
                                             ----------         ----------
Net increase in cash                             59,418            277,934
Cash and cash equivalents,
 beginning of period                             17,702             98,757
                                             ----------         ----------
Cash and cash equivalents, end of period    $    77,120        $   376,691
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

NOTE 3 - Earnings/Loss Per Common Share

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

NOTE 4 - Equity Transactions

     On September 25, 1995, the Company converted $45,000 of long-term debt to equity through the issuance of 4,500 shares of convertible preferred stock. During the 1995 third quarter, 605,000 shares of common stock were issued resulting in proceeds of $687,300.

NOTE 5 - Related Party Transactions

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

NOTE 6 - Extraordinary Loss

      On  May  6,  1994,  the Company repaid all  of  its  bridge financing notes payable using proceeds from its initial public offering. As a result of early extinguishment of $893,340 of such notes, the Company recognized an extraordinary loss of $78,586.

NOTE 7 - Subsequent Events

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

Quarter Ended September 30, 1995 and 1994

      For the quarter ended September 30, 1994, the Company had revenues of $85,028 compared with $2,607,631 for the quarter ended September 30, 1995. The increase is principally due to fees of $1,500,000 collected from Air Baltic Corporation in payment of market development and training for Latvian pilots, flight attendants and mechanics. The fee collected for such services is not unusual for services provided by the Company, but is a nonrecurring fee from Air Baltic. Also, payments made to the Company from BIA and ABC for aircraft rental income, commissions paid on the sale of airline tickets, and freight revenue contributed to the increase of which no such corresponding revenue was recorded in the prior year. The revenue improvement was also due an increase of 23% in the Company's earnings from its investment in BCS.

      The Company's operating expenses for the quarter ended September 30 1994 were $1,879,114 compared to $2,434,776 for the same quarter for 1995. General and administrative expenses increased from $350,200 in 1994 to $846,841 in the same quarter of 1995. This increase was due primarily to the reserve of the Latavio investment of $468,950.

      Interest expense increased 7,762% from $452 in the third quarter 1994 to $35,539 in 1995, reflecting the additional borrowings incurred through 1994 and 1995.

      The Company had a net loss of $1,817,418 for the quarter ended September 30, 1994 compared to a net income of $246,372 for the quarter ended September 30, 1995. The increase in net income is due to income from Air Baltic Corporation on the wet lease, payment of the nonrecurring fee from Air Baltic, and payment of rental income from BIA partially offset by writing off debt of BIA and the reserve for the investment in Latavio.

      The Company forgave $4,042,255 in loans to BIA during the third quarter of 1995. For the three months ended September 30, 1995, the Company's equity in net losses of BIA was $1,404,479.

Nine Months Ended September 30, 1995 and 1994

      For the nine months ended September 30, 1994 revenues were $178,090 compared to $3,447,881 for the nine months ended September 30, 1995 for an increase of $3,269,791. Year-to-date revenues were impacted by the same factors that affected third quarter 1995 results.

       Year-to-date   operating  expenses  decreased   3%   from
$4,425,966  for  1994 to $4,296,985 for 1995.  Such  decrease  is attributable to the decrease in the Company's net equity in losses of BIA. Partially offsetting this decrease, there was an increase of $522,844 in cost of revenue due to freight costs related to BIUSA's purchase in October 1994 of its joint venture partner's interest in BWAF.

      Interest expense increased by $54,662 or 47% from  $115,335 for the nine months ended September 30, 1994 to $169,997 in 1995, due to higher borrowings in 1995.

      Interest income increased from $8,210 for the nine months ended September 30, 1994 to $193,581 for the nine months ended
September 30, 1995. This increase is due primarily to interest paid by BIA on outstanding debt to the Company.

     The Company had compared to a net loss of $4,456,190 for the nine months ended September 30, 1994, a net loss of $794,270 for the nine months ending September 30, 1995.

Liquidity and Capital Resources

      The Company had $98,757 in cash at December 31, 1994, compared to $376,991 at September 30, 1995.

      At December 31, 1994, the Company had a working capital deficit of $401,285 as compared to $44,303 at September 30, 1995. The decrease in the working capital deficit is due primary to an increase in cash of $277,934, an increase in accounts receivable of $304,221, partially offset by an increase in accounts payable and accrued liabilities of $25,688, and an increase in short-term debt of $199,685.

      Net cash used in operating activities for the nine months ended September 30, 1994 was $1,290,047 as compared to $793,607 provided by operating activities for the same period of 1995. Such increase primarily was due to reduction of net losses partially offset by write-offs of investment in BIA. Net cash used in investing activities was $1,970,061 for the nine months ended September 30, 1994 compared to $3,488,681 for the nine months ended September 30, 1995, the results of additional advances and investments in BIA. Net cash provided by financing activities was $3,319,526 for the nine months ended September 30, 1994 compared to $2,973,014 for the nine months ended September 30, 1995.

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



                       BALTIC INTERNATIONAL USA, INC.
                              (Registrant)


Date:   May 28, 1996           BY: //s// Robert L. Knauss
       -------------------        ---------------------------------------
                                    Robert L. Knauss,
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:   May 28, 1996           BY: //s// James W. Goodchild
       -------------------         ---------------------------------------
                                    James W. Goodchild,
                                    Chief Operating and Financial
                                    Officer