Form 10KSB/A
period 1995-12-31
BALTIC INTERNATIONAL USA INC
filed 1996-06-11
CIK 918545

SECURITIES AND  EXCHANGE COMMISSION
                         Washington, DC 20549


                             FORM 10-KSB/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the Fiscal Year Ended:
     December 31, 1995
                                  OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-26588

                    BALTIC INTERNATIONAL USA, INC.
        (Exact name of registrant as specified in its charter)

        Texas                               76-0336843
(State or other jurisdiction              (IRS Employer
of incorporation or organization)      Identification No.)

                  1990 Post Oak Boulevard, Suite 1630
                         Houston, Texas 77056
     (Address of principal executive offices, including zip code)

                            (713) 961-9299
         (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Exchange
Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange
Act:

                     Common Stock, $.01 par value
                               Warrants
                            Title of Class

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuer's revenues for the year ended December 31, 1995 were $6,499,953. The aggregate market value of Common Stock held by non-affiliates of the registrant at March 29, 1996, based upon the last sales price as reported by Nasdaq, was $7,898,918. As of March 29, 1996, there were 5,905,592 shares of Common Stock outstanding.




                       TABLE OF CONTENTS
                                                             Page

PART I
      Item 1.   Business...............................................  3

      Item 2.   Properties............................................. 15

      Item 3.   Legal Proceedings...................................... 15

      Item 4.   Submission of Matters to a Vote of Security Holders.... 15


PART II
      Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.................................... 15

      Item 6.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................... 16

      Item 7.   Financial Statements................................... 25

      Item 8.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.................... 25


PART III
      Item 9.   Directors, Executive Officers, Promoters and
                Control Persons: Compliance  with  Section 16(a)
                of the  Exchange  Act.................................. 25

      Item 10.  Executive Compensation................................. 28

      Item 11.  Security Ownership of Certain Beneficial Owners and
                Management............................................. 31

      Item 12.  Certain Relationships and Related Transactions......... 32

      Item 13.  Exhibits and Reports on Form 8-K....................... 34

SIGNATURES


                                PART I
Item 1.   BUSINESS

      Baltic International USA, Inc. (the "Company" or "BIUSA") is a Texas corporation which currently owns interests in, and participates in the management of, aviation-related businesses operating primarily in the Baltic States. The Company is identifying and developing additional aviation-related and other business opportunities in the Baltic States and the Newly Independent States. The Company owns 49%, and assists in the management, of Baltic International Airlines ("BIA"), a Latvian joint venture-limited liability company based in Riga, Latvia. BIA operated as a passenger airline from June 1992 through September 1995. The routes and passenger service operations of BIA were transferred to a new Latvian carrier, Air Baltic Corporation ("Air Baltic"), effective October 1, 1995. The Company will continue to manage and operate BIA which it intends to operate as a cargo and charter carrier and aviation services holding company. However, since October 1995, BIA has not conducted any substantive business operations. The Company also provides aviation-related support services to Air Baltic, BIA, and other airlines, through other ventures. The Company provides freight marketing services through Baltic World Air Freight ("BWAF"), a wholly owned subsidiary, food distribution services through American Distributing Company ("ADC"), a wholly owned subsidiary, and owns a 50% interest in Baltic Catering Services ("BCS"), an aviation catering and distribution company.

Recent Developments

      On August 29, 1995, the Company entered into the Air Baltic Joint Venture Agreement which resulted in the establishment of a new Latvian passenger carrier, Air Baltic. The new airline began operations on October 1, 1995. Pursuant to the Air Baltic Joint Venture Agreement, the Company acquired a 20.02% interest in Air Baltic. The joint partners of BIA contributed BIA's current scheduled passenger service operation to the new airline, and ceased operations as a scheduled service carrier when Air Baltic commenced operations in October 1995. From October to December 1995, the Company managed the interim flight operations of Air Baltic, subleased the two western aircraft previously operated by BIA to Air Baltic and provided crews for these aircraft for an aggregate fee of $1,500,000. In addition, Air Baltic has paid a $1.5 million fee to the Company for services rendered in connection with the training of Latvian cockpit, cabin and ground personnel.

      On January 10, 1996, the Company entered into an agreement to sell 12% of Air Baltic stock to SAS for $1.7 million in cash and the assumption by SAS of the remaining subordinated debt obligation of the Company to Air Baltic of $2,175,000. The Company will retain a 8.02% interest in Air Baltic. The Company expects this transaction to close in April 1996. The Company's influence over and participation in the management of Air Baltic is nominal.

      In connection with the creation of Air Baltic in August 1995, the Company purchased a 25% interest in Latvian Airlines, which was formerly owned 100% by the Latvian government. The Company also took over the operational management of Latvian Airlines and transferred its routes to Air Baltic. Subsequent to the Company's purchase of its 25% interest in Latvian Airlines in September 1995, the Commercial Court of the Republic of Latvia ruled to temporarily halt the further privatization and restructuring of the charter and cargo operations of Latvian Airlines proposed by the Company. The Court in March 1996 ruled that Latvian Airlines is to be liquidated. The Company cannot yet determine the potential recovery of its investment in Latvian Airlines and currently has a 100% reserve against the investment in Latvian Airlines.

       On  September  28,  1995,  the  Company  executed  Articles  of
Incorporation with the joint stock company Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania, and the Municipality of Siauliai City to form Lithuanian Aircraft Maintenance Corporation ("LAMCO"), a Lithuanian closed stock company, for the purpose of establishing an aircraft maintenance facility in Lithuania. The Company has the right to own up to 50% of LAMCO. The Company's initial investment will total only 2.8% of LAMCO. Further purchases of shares are anticipated during 1996 as the business plans for the operating entities of LAMCO are concluded. Siauliai Aviacija currently owns 96.7% of LAMCO and .25% is owned by the Municipality of Siauliai City. The Company will have the right to recommend the general manager, chief financial officer and department heads for approval by LAMCO's board for a period of 10 years. The Company will also have the authority to negotiate a line of credit for LAMCO. The Company does not expect LAMCO to be fully operational until late 1996 or early 1997, if at all.

      LAMCO has charter capital of $1,845,000. The LAMCO Articles will not be registered until the parties have contributed at least 25% of their respective capital obligations. The Lithuanian partners have made their cash capital contributions. The Company's initial capital contribution is $40,000 of which 25% was contributed on March 26, 1996, with the remainder of the Company's capital contribution due by May 1, 1996.

      In February 1996, the Company entered into a joint venture agreement with Topflight AB, a Stockholm-based airline catering company, which resulted in the establishment of a new catering company, Airo Catering Services ("ACS"). The Company owns 51% of ACS and Topflight owns 49%. On April 2, 1996, the catering operations of BCS were acquired by Riga Catering Services ("RCS"), previously owned by Topflight AB, in exchange for the issuance of RCS shares to the Company. RCS is currently owned 35% by ACS, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS. ACS will develop additional airline catering companies in selected markets of the Baltic States and the Newly Independent States. ACS is preparing a business plan which will identify the areas which may demonstrate the best opportunity for development of in-flight catering operations. There can be no assurances that definitive agreements will be entered into or that business operations will result from this joint venture.

      On January 25, 1996, the Company submitted a proposal to the Estonian Privatization Agency for the privatization of Estonian Air, the National Airline of the Republic of Estonia. The proposal submitted by BIUSA envisages the purchase of 66% of the shares of Estonian Air by private companies and/or institutions. The Company has proposed to arrange for the sale of the shares which the government wishes to privatize. The privatization process is a competitive one and BIUSA has submitted its proposal along with four other interested parties. The Company's proposal does not anticipate that the Company will use any of its internal resources to acquire shares or seek external equity funds to acquire shares. Further, there can be no assurances BIUSA will be successful in its efforts to participate in the privatization of Estonian Air or that any resulting operations to the Company's interest may occur.

Background

      Prior to the break-up of the former Soviet Union, the civil aviation industry of the Republics of the Soviet Union was wholly owned and managed by Aeroflot, a Soviet state enterprise that operated under the direction of the Ministry of Civil Aviation. The airline operations of each Republic were divisions of Aeroflot. At the time of the demise of the Soviet Union, the former Republics acquired the aviation assets of their respective Aeroflot divisions.

      The management of Aeroflot was highly centralized and most upper management personnel were located in Moscow. After independence, the former Republics were left with a shortage of qualified administrative and operational management personnel. Additionally, their aviation assets including aircraft, reservations equipment, air traffic control and terminal facilities, were not of acceptable international standards. While the national governments of the Baltic States and Newly Independent States desired to improve their respective aviation industries to attract Western businesses and tourists, they were hampered by lack of qualified personnel and modern equipment and facilities.

      The void in international aviation expertise and the poor quality of operating assets was compounded by the failure of former Soviet state enterprises to become viable economic entities under free market reforms. New national carriers lacked an economic basis for operating much of their previous flight schedules. The Baltic States and Newly Independent States lacked both the capital infrastructure and expertise to survive in a free market environment. Moreover, the breakup of the former Soviet Union disrupted traditional markets. The decline in the economy throughout the former Soviet Union meant a limited domestic demand for air travel.

      In this dynamic environment, the Company believes that three trends became evident: (i) state aviation enterprises were unable to successfully effect the transition to a free market operation; (ii) state aviation enterprises lacked the ability to attract sufficient capital for upgrading of services and operations; and (iii) private companies or Western joint ventures free of the excessive overhead and bureaucratic burdens of state aviation enterprises have fared better.

      Many of the Baltic States and Newly Independent States entered into "free sky policies" or liberal bilateral aviation agreements with Western aviation authorities to encourage Western carriers to serve these new markets. The entry of Western carriers into these new markets created a new demand for support services. In addition to maintenance, Western carriers require international standard catering and other inflight support services. At present, the Company believes that the demand for such support services is not being met in the vast majority of the Baltic States and Newly Independent States. Such conditions require the Western carriers to provide for services in advance of both legs of a round-trip, which increases costs due to weight considerations and reduced cargo capacity.

Business Strategy of the Company

      The Company was created as a vehicle for identifying, forming, and participating in aviation-related business ventures in the Baltic States and Newly Independent States. The Company's initial business venture was to form and develop BIA. Further, the Company formed related aviation ventures to provide support services, including a catering service and a freight marketing company. The Company is entitled to its pro rata share of profits and losses from the operations of all of its business ventures.

      The Company intends to continue to form and operate ventures in the Baltic States and Newly Independent States. Management believes that there are many low cost opportunities due to the general underdeveloped nature of the marketplace and the need for essential services in the region, such as air transportation and aviation-related services. Management believes that an opportunity exists to utilize its expertise in order to establish business opportunities to take advantage of existing market conditions.

      Components of the Company's strategic plan are outlined below. The Company believes these activities are essential to the development of western-standard passenger service airline operations and to further the development of other aviation related businesses The
Company believes that its implementation of this strategic plan has been and will continue to be instrumental in attracting additional airline-related business opportunities.

      Alliance with Governmental Partners in Airline Ventures. The Company seeks airline partnerships, as a minority partner, with governmental entities. When BIA was formed, the Latvian government's role as the majority partner was beneficial to BIA in the area of bilateral agreement negotiations, as well as in other areas during the development and start-up phase of BIA.

      Membership in International Aviation Organizations. When the Company commenced operations, no former division of Aeroflot had gained admission to the various international aviation organizations, including one of the most important, the International Air Transport Association ("IATA"). Management believes that international aviation organizations were concerned with the political implications of admitting former Aeroflot divisions. BIA was the first airline of the Baltic States or Newly Independent States to become a member of all the departments of IATA including full tariff coordination, membership in automatic interline agreements with approximately 280 international airlines, and clearing house membership.

       Insuring Airline Operations According to International Standards. As an independent carrier, BIA was, for example, required to maintain insurance coverage meeting the requirements of international aviation organizations and Western airport authorities. The Company retained aviation insurance specialists to study in detail the safety and maintenance records of the former Latvian Aeroflot division and to observe safety and maintenance procedures. On the basis of these visits, Alexander Howden Aviation prepared a report for insurance underwriters of Lloyds of London, which led to the successful underwriting of BIA's insurance in the London market at rates the Company believes to be comparable to Western carriers.

      Marketing Organization. When the Company commenced operations, most former Aeroflot divisions were served by Aeroflot as their marketing representative in the West. The Company succeeded in setting up an international marketing network for BIA by recruiting general sales agents in various markets. General sales agents supply a wide array of services, such as advertising, airport services and lost and found. The Company is prepared to set up marketing services directly for other start-up airlines in the Baltic States and Newly Independent States.

      Ticket Stock. An airline's ticket stock can be printed only if it has been assigned a two-letter IATA code and a three-letter IATA ticketing code. The Company succeeded in obtaining the two- and three-letter codes for BIA which allowed it to print its own ticket stock according to international standards. BIA was the first airline from the former Soviet Union to have its own ticket stock recognized by international aviation organizations and international carriers.

      Interline Agreements. No international airline can operate without interline agreements, which permit one airline to write ticket segments on another airline. The Company succeeded in obtaining interline agreements on behalf of BIA with many of the international carriers that offer interline passengers to the Baltic region. BIA was the first carrier from the former Soviet Union to have formal interline agreements with the major international airlines.

      Bank Settlement Plan. The Company assisted BIA in obtaining membership in the Bank Settlement Plan of IATA, which allows member airlines to settle accounts with one another through a system of automatic debits and credits. This arrangement allows member airlines that do not presently serve Riga to write tickets without a separately negotiated interline agreement.

      Airport Contracts. Traffic rights to destinations in foreign countries are subject to approval by, and successful negotiation of bilateral agreements with, the destination country. Western airport authorities and suppliers must be convinced of a carrier's financial solvency, the soundness of its operating plan, and the competency of its personnel before it will allow new carriers to fly to their market. The Company arranged airport and supplier contracts on behalf of BIA in Germany and in the United Kingdom and finalized the contracts necessary to carry out these Western operations.

      Aircraft Refurbishing. BIA started operations with Tupolev jet equipment dating from the former Soviet Union. The Company was able to arrange the refurbishing and repainting of these aircraft at affordable prices to render the aircraft exteriors and interiors acceptable to Western passengers.

       Computerized Reservations Systems. The Company negotiated contracts with recognized computerized reservation systems (SAAS, SABRE, AMADEUS, GOLDSPAN, DATAS and SYSTEM ONE). These agreements provided reservations systems and hardware equipment for use in Riga and in Houston. Under these systems, flights are displayed with all joint fares and reservation connections into and out of Riga, thereby providing travel agents worldwide access to BIA's services.

      Leasing of Western Equipment. The Company's challenge was to bring in Western equipment at an affordable cost. Most leasing companies require substantial deposits and guarantees which ultimately make Western aircraft unaffordable to newly emerging carriers. The Company was able to negotiate on favorable terms leases for Western aircraft on behalf of BIA. The Company also organized a team of experts to carry out maintenance procedures and establish supply and maintenance programs for the safe and efficient operation of Boeing 727 equipment.

      Catering Services. The Company established catering operations as well as other related distribution operations in order to better serve BIA, as well as other airlines. The catering services are essential in order to upgrade service to meet international standards.

       Freight  Marketing.   The  Company  is  engaged  in  air  cargo
marketing through BWAF to provide an additional means for carriers to earn revenue.

      The Attraction of Start-Up Capital. The major purpose of BIA's business plan as prepared by the Company was to attract sufficient capital to commence airline operations. The attraction of capital to a region of uncertain political stability, uncertain economic reform and legislation, and a questionable record of contract enforcement was difficult. Despite the climate of uncertainty, the Company believes that it has met its financial obligations under the terms of its joint venture agreements.

      The Company intends to market its abilities primarily through management's long standing network in the region. Management is regularly afforded aviation-related business opportunities in this region and will utilize its discretion in determining which ventures, if any, to pursue.

Airline Operations

      BIA commenced scheduled passenger operations in June 1992, and provided regularly scheduled service to and from Riga and Frankfurt, Berlin, London, Tallinn, Amsterdam and Vilnius through September 1995. In August 1995, the BIA route authorities, as well as those of Latvian Airlines, were transferred to, and as of October 1, 1995 are operated by, Air Baltic. Air Baltic currently provides passenger service on the following routes:

      Destination         Frequency
      -----------         ---------
      London              7 days per week
      Frankfurt           7 days per week
      Stockholm***        7 days per week
      Copenhagen*         7 days per week
      Helsinki            7 days per week
      Tallinn**           5 days per week
      Warsaw              3 days per week
      Kiev                4 days per week
      Vilnius             5 days per week
      Minsk               5 days per week

      *    Twice-daily service.
      **   Twice-daily service on Tuesday and Thursday.
      ***  Twice-daily service on Monday through Friday.

      Additional routes, bringing the total routes to be serviced to thirteen, are planned for 1996. However, there can be no assurances any additional routes can be successfully negotiated resulting in a commencement of operations. All routes may be subject to approval by, and successful negotiation of bilateral agreements with, the destination countries. Air Baltic management will require a feasibility study and site visits as well as an established marketing system before any additional routes can be initiated. Once a bilateral agreement is entered into and the LDCA has confirmed the award of the routes, Air Baltic will negotiate with various airports for additional flight frequencies, times and services. There can be no assurance that this intended expansion will occur.

Passenger Service and Aircraft

      BIA initially operated Tupolev aircraft equipment until the introduction of Western aircraft in August 1993. Management believes that some Western travelers were reluctant to travel on Soviet equipment, notwithstanding that BIA's equipment was fully refurbished to Western standards. This reluctance may have restricted access to potential passengers. The introduction of Western aircraft was intended to mitigate passenger resistance. Air Baltic operates a SAAB 340 as well as two Avro 70 Jetliners. Air Baltic will use only Western aircraft in its fleet and is currently developing a strategic long-term plan for fleet selection. Air Baltic has entered into an agreement with Avro International Aerospace to lease three Avro RJ70 aircraft for a period of seven years.

      Air Baltic will pursue a strategy to maintain its fleet with low cost Western aircraft for expansion to the East from its hub in Riga as well as Western Europe. Cockpit, cabin crew, and maintenance personnel have been and are being trained in the operation of the Boeing aircraft and will undergo training for the aircraft selected for the long-term needs of Air Baltic. Because of its low labor expense, the strategy will be to ensure a long-term low cost structure in the routine servicing and maintenance of its Western aircraft fleet.

      The SAAB 340 aircraft has a configuration of 34 single-class seats, and the Avro 70 aircraft has a configuration of 70 seats.

      Part of the strategy in the development of BIA and of Air Baltic was to offer passenger service equivalent to service offered by major United States carriers. All flights provide a multi-course meal to business passengers as well as a full selection of newspapers and periodicals. Duty-free services are offered to passengers and management believes the level of service parallels that of transatlantic in-flight passenger service.

      BIA operated with full operational independence on the basis of its own operating licenses and manuals, all of which met international aviation standards and Air Baltic operations have a parallel standard. The LDCA has determined to observe FAA rules in the operation of
Western aircraft by Latvian carriers. BIA's and Air Baltic's operating procedures are designed to conform to FAA standards.

      The Boeing aircraft previously used by BIA are not currently being utilized. The Company is negotiating to return these aircraft to the owner.

Marketing, Advertising and Promotion

      BIA's services were marketed primarily through Skylink GmbH, the airline's general sales agent in Germany, and Chapman Freeborn, the airline's general sales agent in the United Kingdom. General sales agents are used to attract Western business from Europe and the United States. In Latvia, BIA used local travel agents in Riga and surrounding cities to market the airline. These relationships will be maintained by Air Baltic.

      Air Baltic intends to concentrate its marketing efforts to attract groups from the appropriate ethnic markets in Europe and the United States that have large Latvian populations. Management believes that lower operating costs than many of its competitors will allow Air Baltic to offer comparatively attractive fares to business and tourist passengers. Air Baltic intends to use advertising dollars to increase its loads and a formal marketing program is currently under development.

      The development and implementation of Air Baltic's marketing program will be managed and supervised by SAS in its capacity as manager of Air Baltic and the Company has completed negotiations to manage Air Baltic's North American marketing program. If the Company's marketing staff will supervise and appoint general sales agents and sales agents, monitor fares and computerized flight listings, and prepare promotional material.

Maintenance and Training

      BIA has provided routine and scheduled servicing and maintenance for its aircraft using its own personnel who have been trained by BIA and have met appropriate certification of the Ministry of Transportation of the Republic of Latvia. BIA believes it has engaged sufficient personnel, as well as professional consultants, with appropriate experience to insure proper servicing and maintenance of its aircraft. From October through December 1995, BIA personnel provided similar services to Air Baltic. Air Baltic personnel, some of which were transferred from BIA, will also ensure that maintenance and training programs are in place to meet required certification in the Republic of Latvia.

Wet Lease

      The Company and Air Baltic entered into a Wet Lease Agreement in October 1995 which provided for the sublease of the Boeing aircraft to Air Baltic through December 31, 1995. This agreement also provided that the Company and/or BIA operate and staff Air Baltic's flight operations and maintain insurance, with Air Baltic responsible for ground handling. Air Baltic paid the Company a fee of $1,500,000 pursuant to the wet lease. The Company continues to be responsible for the leases of the Boeing aircraft through July 1996, respectively, and the Company is negotiating with the owner to return the aircraft prior to the end of the lease.

BIA Joint Venture Agreement

      In June 1991, the Company entered into an agreement with the LCAB to form BIA for the primary purpose of establishing international airline operations in the Republic of Latvia, including passenger, freight, mail, airplane maintenance, catering and baggage handling operations, which would service North America, Western Europe, the Baltic States and the Newly Independent States. Effective July 1993, the Company entered into a settlement agreement with the Latvian Ministry of Transportation and Latvian Airlines (as the legal successor to LCAB) whereby Latvian Airlines ceased to be the owner of the Latvian share of BIA and the Latvian Aviation Department, an agency of the Government of Latvia (the "Latvian Partner") was appointed as such owner. The ownership shares were set at 40% for the Company and 60% for the Latvian share. Under an agreement reached September 15, 1994, the Company's share was increased to 49% and the Latvian share was reduced to 51% as a consequence of the Company converting a $2 million advance into equity. The following is a summary of the more significant provisions of the BIA joint venture agreement, as amended ("BIA Joint Venture Agreement").

      Cash and Property Investment. BIA is owned 49% by the Company, and 51% by the Latvian Partner. To date, the investment contribution made by the Company has consisted of hard currency funds and other capital and services used in the initial development of BIA, while the Latvian Partner's and its predecessor's investment contribution has primarily consisted of the TU134 aircraft. The Latvian Partner has indicated its intent to make an additional contribution of real estate to BIA as they are deficient in contributing capital to BIA.

      General Duties. The Company's responsibilities under the BIA Joint Venture Agreement include, without limitation, the negotiation of any and all agreements of BIA necessary to carry out its operations, marketing, the refurbishing of older generation aircraft and providing of new aircraft, and financial planning. Furthermore, in accordance with the BIA Joint Venture Agreement, the Company generally provides advice and training for all flight operations of BIA, including without limitation, maintenance of BIA's aircraft and training of all of BIA's flight personnel.

       Management and Control. The BIA Joint Venture Agreement requires the creation of a 10-member board of directors, currently comprised of nine members, and delegates all management control of BIA to the board which is elected annually. Six members of the board are designated by the Latvian Partner, and the remaining four members are designated by the Company. It is expected that the current vacancy on the BIA board will be filled by the Latvian Partner. The board has the authority to appoint executive, audit and financial management committees; however, none of these committees has been appointed to date.

      The attendance of six board members, including at least one director designee of the Company and one designee of the Latvian
Partner, constitutes a quorum for all meetings of the board. All decisions made by the board require the vote of at least 66% of the directors constituting a quorum and present in person or by proxy at any meeting of the board. Furthermore, certain major decisions including, without limitation, the merger or dissolution of BIA, the incurring of indebtedness, the encumbrance of any of BIA's assets other than in the ordinary course of business and the issuance of additional ownership shares in BIA, require the vote of at least 80% of the directors of the entire board. Meetings of the board may be held by teleconference or other similar means of communication, and each director of BIA is entitled to vote in person or by proxy at any meeting of the board. Accordingly, certain major decisions, such as those aforementioned, may not be effected by BIA without the consent of the Company.

      Officers. The BIA Joint Venture Agreement provides for the election of officers of BIA, who are responsible for the daily management of BIA. Directors appointed by both the Company and the Latvian Partner jointly elect the officers of BIA. Officers and Directors of the Company who also serve as officers and directors of BIA include Juris Padegs, Robert L. Knauss, Homi M. Davier, Paul Gregory and James Goodchild.

      Financial Activity and Distributions. The net profits generated from the operations of BIA shall, subject to certain contributions to an established reserve fund, first be utilized to pay taxes and other expenses, and then distributed, on a pro rata basis, to the Company and the Latvian Partner. So long as funds are legally available, all net profits of BIA shall be distributed to the Company and the Latvian Partner in accordance with their respective ownership interests in BIA. Furthermore, the Company has the unilateral right under the BIA Joint Venture Agreement to demand a pro rata distribution of 50% of the net profit of BIA to the Company and the Latvian Partner. The Company has not received any distributions of net profits from BIA.

      Termination and Liquidation. The term of the BIA Joint Venture Agreement is perpetual; however, BIA may be dissolved and liquidated upon the occurrence of any of the following events: (i) the adoption of a resolution by the board of directors dissolving BIA; (ii) the insolvency of BIA; or (iii) transformation of BIA into a different form of business activity. In the event the BIA Joint Venture Agreement is terminated as a result of a default of the terms and provisions of the BIA Joint Venture Agreement by the Company or the Latvian Partner, the nondefaulting party has the right and is entitled to continue the business of BIA by acquiring the defaulting party's interest in BIA. The nondefaulting party may do so by paying the defaulting party 10% of the fair market value (which shall be deemed to be two times the annual gross revenues of BIA times the defaulting party's percentage of ownership in BIA) in hard currency as a down payment, with the balance to be paid in monthly installments of principal and interest for a period of 10 years at a rate of 10% per annum. The nondefaulting party has 180 days after termination of the BIA Joint Venture Agreement to exercise the right to carry on the business and purchase the defaulting party's shares in BIA or liquidate BIA.

      Governing Law and Arbitration. Under the BIA Joint Venture Agreement, the Company and its Latvian Partner agree to submit disputes that cannot be resolved between the parties to binding arbitration at the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, to be conducted pursuant to the arbitration rules of the United Nations Commission on International Trade Law. Such disputes will be governed by the Republic of Latvia Law on Limited Liability Companies to the extent such law is applicable; otherwise, Swedish law will be applied.

      Current Status. BIA's passenger revenue service operations and route authorities were contributed to Air Baltic as of August 29, 1995, and its passenger service revenue production was transferred to Air Baltic on October 1, 1995. BIA has therefore discontinued the passenger service portion of its operations. BIA has maintained its rights and privileges to conduct charter and cargo operations as a Latvian carrier and has maintained in good standing all of its international organization memberships which would permit it to conduct non-passenger related activities. The Company intends to develop the charter and cargo operation of BIA. The Company has no specific business plan at this time and has no estimate of capital needs, if any, to develop the charter and cargo operations of BIA and can make no assurances that BIA will commence operations as a charter and cargo carrier.

Air Baltic Joint Venture Agreement

      The following is a summary of the more significant provisions of the Air Baltic Joint Venture Agreement.

      Cash and Property Investment. Air Baltic is owned 8.02% by the Company, 28.51% by SAS, 51.07% by the Republic of Latvia and 12.4% by two Scandinavian financial institutions. The Company's and the Republic of Latvia's shares in Air Baltic were obtained in exchange for a contribution of the scheduled passenger service operation of BIA. In addition, the Republic of Latvia contributed cash and real estate to the new airline. SAS and the two Scandinavian financial institutions contributed cash for their shares. Under the terms of the Air Baltic Joint Venture Agreement, the parties other than the Company, may be required to provide additional financing, if necessary, in the form of subordinated debt.

      Management and Control. The Air Baltic Joint Venture Agreement created a seven-member board of directors. The Republic of Latvia has designated four directors, SAS nominated two directors and the Scandinavian financial institutions jointly have nominated the seventh director. The board is responsible for supervising the actions of the executive management as well as adopting business plans, budgets and approving material agreements, borrowings and expenditures. The attendance of six directors constitutes a quorum for all meetings of the board. Each director has one vote and all matters to be decided by the board require a majority of six votes in order for a decision to be approved.

      The agreement also provides that certain matters, including distribution of profits, are to be decided by the parties themselves in a participants' meeting. Participants having more than 75% shall constitute a quorum. All matters to be decided by the  participants
shall be decided by simple majority except that certain matters, including amendments, share issuances and reorganizations, require a quorum of 90% and a majority of 90% of the votes cast either at a meeting or in writing.

      Executive Management. The executive management will manage the development of the new airline except with respect to matters which are specifically reserved to the board or participants. The executive management shall report to the board via chief executive officer. For a period of 10 years from the date of the Air Baltic Joint Venture Agreement, SAS shall have the right to nominate the chief executive officer, chief financial officer, chief flight operations officer, chief technical officer and chief ground operations officer, subject to approval by the board. To the extent that any of the executive management positions are not filled by Latvian citizens or permanent residents, the chief executive officer will appoint Latvian citizens or permanent residents as deputies in order to achieve a transfer to know-how with respect to finance, technical, flight operations, ground operations and sales and marketing. Executive management will be responsible for the day-to-day management of the airline, efficient management of the airline including preparation and achievement of business plans, preparation and delivery of monthly financial statements and management reports, and obtaining services to be provided to the airline by third parties on the best available terms.

      Financial Activity and Distributions. So long as funds are legally available, all net profits of Air Baltic shall be distributed to the participants in accordance with their respective ownership interest in Air Baltic.

      Termination and Liquidation. The Air Baltic Joint Venture Agreement shall continue for the duration of the airline's existence, unless sooner terminated. The agreement may be terminated if the airline has not commenced scheduled flight operations within six months of the date of the agreement, a resolution is passed for the winding-up of the airline, the airline becomes insolvent, the airline makes a general assignment for the benefit of creditors, or the airline has a receiver or other manager appointed over all or a substantial part of its business or assets.

      Governing Law and Arbitration. The construction, validity and performance of the Air Baltic Joint Venture Agreement shall be governed by Swedish law, subject to the mandatory requirements of Latvian law. Any disputes under the agreement shall be referred to and resolved by arbitration under the rules of the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden.

       Current Status. Air Baltic began its passenger service operations on October 1, 1995. From October 1, 1995 through December 31, 1995, Air Baltic's fleet consisted of two Boeing 727 aircraft subleased from the Company, and one leased SAAB 340. The lease on the SAAB 340 is expected to be renegotiated. Air Baltic has also entered into an agreement with Avro International Aerospace to lease three Avro RJ70 aircraft for seven years. These aircraft are modern narrow bodied mid range aircraft.

Baltic World Air Freight

      BWAF, a wholly-owned Latvian limited liability company, provides cargo marketing services and is the cargo agent for BIA. BWAF is currently negotiating with Air Baltic to become Air Baltic's cargo marketing services company and cargo agent. Air Baltic has engaged BWAF to serve as Air Baltic's interim cargo and cargo marketing agent until a decision is made on definitive terms for a contract between Air Baltic and BWAF. BWAF was formed to develop air cargo networks between the Baltic States and Newly Independent States and Europe. BWAF provides international standard air cargo management and services to start-up and existing carriers. The Company believes that movement of cargo within the large geographical areas of the Baltic States and Newly Independent States is more efficient through air transportation, due primarily to the lack of well-developed trucking and rail networks. BWAF is also responsible for negotiating agreements relative to the loading and unloading of freight, documentation of shipments and development of policies for performance of the actual carriage of freight.

      BWAF is in the process of determining the merits of the development of a cargo center at Riga International Airport to act as a central point for shipping air cargo from Riga. With the expected development of Riga International Airport as a hub, the growth of air cargo will require a terminal for servicing the cargo needs of the market area. The Riga International Airport has requested a grant from the United States Trade Development Agency to engage the Company to conduct a feasibility study with respect to the development of a cargo center.

      In addition to serving as the cargo agent for BIA and Air Baltic, BWAF is negotiating with other regional carriers from the Baltic States and former Soviet Union. There can be no assurance that any definitive agreements will be executed with respect to any carrier from the region.

Other Aviation-Related Ventures

Baltic Catering Services

      BCS is an airline catering and duty-free products company, as well as a wholesale food distributor. In connection with the formation of BCS, the Company entered into a limited liability company agreement with ARVO, Ltd., a Latvian limited liability company, the term of which is perpetual, unless sooner terminated by the terms and provisions of the limited liability agreement. Each venturer is entitled to 50% of the distributions, profits and losses. ARVO, Ltd. supervises the day-to-day production and preparation of catering services and the construction and management of kitchen and other catering facilities. The Company has overall management responsibility, manages all financial matters and negotiates and manages all third-party relationships.

      BCS is the catering agent for Air Baltic and for seventeen other international airline carriers serving Riga International Airport. BCS maintains a kitchen at Riga International Airport for wholesale food production. BCS operates a cafeteria for airport employees and office workers located at the airport, which was built in exchange for a five-year rent-free lease on property on the grounds of the airport. BCS is a full-service airline catering company located at Riga International Airport and provides catering, duty-free and other in-flight support service products to Western airlines servicing Riga. The availability of these services saves the additional expense for the Western carriers in extra weight and increases the cargo capacity of the aircraft. BCS' strategy is to offer international standard catering and other in-flight support services which meet the needs of the Western carriers traveling to Riga.

      BCS was also a wholesale distributor of food products. BCS hired a management and sales staff and secured duty-free warehouse space and offices at Riga International Airport for management of its wholesale food distribution operations. Effective December 1, 1995, BCS sold the rights to distribute Miller Beer products in Riga, Latvia to ADC.

      In February 1996, the Company entered into a joint venture agreement with Topflight AB, a Stockholm-based airline catering company, which resulted in the establishment of a new catering company, Airo Catering Services ("ACS"). The Company owns 51% of ACS and Topflight owns 49%. On April 2, 1996, the catering operations of BCS were acquired by Riga Catering Services ("RCS"), previously owned by Topflight AB, in exchange for the issuance of RCS shares to the Company. RCS is currently owned 35% by ACS, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS. ACS will develop additional airline catering companies in selected markets of the Baltic States and the Newly Independent States. ACS is preparing a business plan which will identify the areas which may demonstrate the best opportunity for development of in-flight catering operations. There can be no assurances that definitive agreements will be entered into or that business operations will result from this joint venture.

Lithuanian Aircraft Maintenance Corporation

       On  September  28,  1995,  the  Company  executed  Articles  of
Incorporation with the joint stock company Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania, and the Municipality of Siauliai City to form LAMCO, a Lithuanian closed stock company, for the purpose of establishing an aircraft maintenance facility and other aviation-related businesses in Lithuania. The Company has the right to own up to 50% of LAMCO. The Company's initial investment will total only 2.8% of LAMCO. Further purchases of shares are anticipated during 1996 as the business plans for the operating entities of LAMCO are concluded. Siauliai Aviacija currently owns 96.7% of LAMCO and .25% is owned by the Municipality of Siauliai City. The Company will have the right to recommend the general manager, chief financial officer and department heads for approval by LAMCO's board for a period of 10 years. The Company will also have the authority to negotiate a line of credit for LAMCO. The Company does not expect LAMCO to be fully operational until late 1996 or early 1997, if at all.

      LAMCO has an authorized charter capital of $1.845 million. The LAMCO Articles will not be registered until the parties have contributed at least 25% of their respective capital obligations. The Lithuanian partners have made their cash capital contributions. The Company's initial capital contribution is $40,000 of which 25% was contributed on March 26, 1996, with the remainder due by May 1, 1996.

American Distributing Company

       The Company has been granted exclusive rights to distribute selected Kraft products throughout the Baltic States. Additionally, the Company has been granted rights to distribute Miller Beer products in St. Petersburg, Russia. The Company intends to develop these opportunities through a wholly owned Latvian limited liability company, under the name of American Distributing Company. ADC will operate the Kraft operation independently, but will work with a local St. Petersburg based company to commence activities related to distribution of Miller products in St. Petersburg.

Effective December
1, 1995, ADC acquired the rights to distribute Miller products in Riga, Latvia from BCS. The Company intends to finance the activities of ADC from internal sources of liquidity, or seek external financing if necessary.

Airo Catering Services

      In February 1996, the Company entered into a joint venture agreement with Topflight AB, a Stockholm-based airline catering company, to establish ACS, a new catering company. The Company owns 51% of ACS and Topflight owns 49%. On April 2, 1996, the catering operations of BCS were acquired by Riga Catering Services ("RCS"), previously owned by Topflight AB in exchange for shares in RCS. RCS is currently owned 35% by ACS, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS. ACS will develop additional airline catering companies in selected markets of the Baltic States and the Newly Independent States. ACS is preparing a business plan which will identify the areas which may demonstrate the best opportunity for development of in-flight catering operations. There can be no assurances that definitive agreements will be entered into or that business operations will result from this joint venture.

Government Regulation

Republic of Latvia Law on Foreign Investment

      In November 1991, the Republic of Latvia adopted the Law on Foreign Investment ("Foreign Investment Law"), which was designed to encourage the participation by foreigners in the establishment of Latvian joint ventures. The Foreign Investment Law generally provides certain preferential tax advantages to ventures formed under the
Foreign Investment Law beginning in the year in which profits are first generated from the operations of such ventures. In addition, the Foreign Investment Law permits non-Latvian entities to own up to a 100% interest in most Latvian business entities, including airlines.

      Pursuant to the Foreign Investment Law, ventures having foreign participation of at least 30% (with a minimum investment of at least $50,000) are exempt from profit taxes for a period of two years, and thereafter for the following two years, profit taxes for such ventures are reduced by 50%. Ventures having foreign participation in excess of 50% (equal to at least $1,000,000), are exempt from profit taxes for a period of three years, and thereafter for the following five years, profit taxes for such ventures are reduced by 50%. In addition, ventures which are active in certain industries deemed to be "preferential" by the government of the Republic of Latvia and having foreign participation of at least 30% (with a minimum investment of at least $50,000) are entitled to a three-year tax holiday from the payment of profit taxes, and thereafter for the following two years, profit taxes for these "preferential" ventures are reduced by 50%.

      The business of BIA, and also of Air Baltic, is deemed to be a preferential industry, entitling it to a three-year profit tax holiday for the first year in which it generates profits, and a 50% reduction in profit taxes for the following two years. To date, BIA has not generated any profits in any year. Furthermore, because the Company has a 51% interest in BCS, BCS is entitled to a two-year profit tax holiday for the first year it generates profits, and a 50% reduction in profit taxes for the following two years.

Republic of Latvia Law on Limited Liability Companies

      The formation and operation of joint venture-limited liability companies within the Republic of Latvia is regulated and governed by the Republic of Latvia Law on Limited Liability Companies ("Company Law"). A joint venture-limited liability company is recognized as a separate legal entity under the Company Law for purposes of transacting business in the Republic of Latvia, and accordingly, a joint venture-limited liability company can incur its own obligations and liabilities with respect to its business operations. Furthermore, the capital shareholders of a joint venture-limited liability company are afforded limited liability with respect to any acts or obligations of the joint venture-limited liability company. Accordingly, the Company will not be liable, because of its status as owner of a joint venture-limited liability company interest or as owner of any subsidiary registered as a Latvian limited liability company, for any obligations incurred by Air Baltic, BIA, BCS, BWAF or ADC resulting from their respective business operations.

Republic of Latvia Law on Aviation

      BIA and Air Baltic are subject to government regulation and control under the laws of the Republic of Latvia and the laws of the various countries which they serve. They are also governed by bilateral air services agreements between the Republic of Latvia and the countries to which they provide airline services. In April 1993, the Republic of Latvia adopted the Law On Aviation ("Aviation Law"), which regulates and governs all areas related to the aviation industry in the Republic of Latvia, including the air transportation safety standards, and is administered by the LDCA. The Aviation Law generally corresponds to the internationally recognized standards, requirements and regulations of the International Civil Aviation Organization ("ICAO"), and the Republic of Latvia is a signatory to the ICAO, the Chicago Convention and the Warsaw Convention. In accordance with the Aviation Law all aircraft operating in the Republic of Latvia are required to carry and maintain certificates of air worthiness issued by the LDCA, and are required to carry certificates of competency issued by the LDCA covering each member of its operating crew. Furthermore, with respect to flight operations, the Aviation Law requires that journey log books, containing information regarding the aircraft, its crew and each journey, be maintained for each aircraft engaged in air navigation in the Republic of Latvia.

      In order to conduct operations as an air carrier in the Republic of Latvia, BIA and Air Baltic were required to, and did, obtain certain certificates and licenses relating to the registration of aircraft, airworthiness, each crew member and aircraft radio stations. Air Baltic and BIA are subject to continuing regulation and inspection by the LDCA regarding flight operations, maintenance programs and operations personnel, flight training and retaining programs, security program, ground facilities, dispatch, communications, equipment, carriage of hazardous materials and other matters affecting air safety. With respect to airports and routes, the LDCA requires each air carrier to obtain an operating certificate and operation specifications authorizing the carrier to operate to particular airports on approved routes using specific equipment, such certificates and specifications being subject to amendment, suspension, revocation or termination by the LDCA. Air Baltic and BIA currently hold a LDCA certificate and operations specifications pursuant to the Aviation Law with respect to the airports used and routes flown by Air Baltic and BIA.

      In accordance with the Aviation Law, the LDCA has the authority to suspend temporarily or revoke permanently the authority of Air Baltic and BIA or its licensed personnel for failure to comply with regulations promulgated by the LDCA and to assess civil penalties for such failures. The LDCA has the power to bring proceedings to enforce the safety laws and regulations of Air Baltic and BIA's authority to operate. The Company believes that Air Baltic and BIA are in compliance with all requirements necessary to maintain in good standing its operating authority granted by the LDCA. A modification, suspension or revocation of any of Air Baltic and BIA's LDCA authorizations, certificates or licenses could have a material adverse effect upon Air Baltic and BIA.

      The LDCA also regulates landing and takeoff "slots" at Riga International Airport. A "slot" is an authorization to take off or land at Riga International Airport within a specified time window. Air Baltic and BIA do not own any slots but instead apply to the LDCA for use of slots at Riga International Airport as needed. While the LDCA has the authority to revoke Air Baltic and BIA's landing rights, the Company does not believe it will do so because the LDCA has had a policy of encouraging air traffic at the airport, and also since the controlling interest of Air Baltic and BIA is held by an entity controlled by the Latvian government. Certain foreign airports served by Air Baltic and BIA are also subject to slot allocations administered by the local airports or the governments of the countries in which such airports are located. To date, BIA has generally been successful in obtaining the slots it needed to conduct planned operations. Air Baltic has had no problems with obtaining permission to conduct operations in the Scandinavian airports, but has to date not been able to secure slots at airports served by Latvian Airlines. While Air Baltic and the Company believe Air Baltic will be able to soon service intended routes called for in the business plan of Air Baltic, there can be no assurance that it will be able to do so, due to among other things, government factors, government policies regulating the distribution of slots in foreign countries, and the potential for foreign airports to be unwilling to authorize slots as a result of prior experience with Latvian Airlines.

      International air services are generally governed by a network of bilateral civil air transport agreements in which traffic rights are exchanged between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principals of comity and reciprocity. The provisions of such agreements pertaining to charter services vary considerably depending on the particular country. Scheduled international services also subject to the provisions of bilateral agreements, which may specify the city-pair markets that may be served, restrict the number of carriers that may be designated, provide for prior approval by one or both governments of the prices the carrier proposes to charge, limit the amount of capacity to be offered in the market, and in various other ways impose limitations on the operations of air carriers, such as Air Baltic and BIA.

Political, Economic and Social Climate of Destination Countries

      Air Baltic intends to expand its operations to geographic areas which are subject to evolving political, economic and social climates, including other Baltic States and other republics of the former Soviet Union. Failure to improve political, economic or social stability in these regions could have an adverse effect on the future operations and expansion efforts of Air Baltic.

Competition

      The Company's aviation business ventures face competition from other companies and individuals who have also recognized the Baltic States and Newly Independent States as a developing market. Air Baltic as a passenger service carrier, faces competition from other airlines, many of which have longer operating histories, greater name recognition, greater financial resources, more extensive facilities and equipment, and better marketing resources. Other aviation-related ventures that the Company currently operates, or in the future may operate, presently compete and will compete with other entities, many of which may have greater financial, marketing and technical resources.

      Air Baltic assumed the scheduled passenger service operations of BIA and Latvian Airlines and is designated as the international air carrier of Latvia. As such, Air Baltic will experience no competition from other Latvian-owned airlines. Management believes that competition may develop in the future from private start-up regional carriers based in Latvia or in nearby states which may want to provide service between Riga and other destinations. These competitors, may, however, wish to compete directly with Air Baltic on the same routes or compete for new routes which Air Baltic also wishes to serve.

       Western airline traffic to Riga has increased since the restoration of independence in the Baltic States. Riga International Airport is now served by approximately eight European carriers on a scheduled basis. Air Baltic can expect increased competition at its major Western European destinations, and from carriers which offer interline service from North America to Riga via other hubs. Air Baltic currently competes with Lufthansa German Airlines on its Riga-Frankfurt route; with SAS and FinnAir on its London-Riga route; with RIAIR on its London-Riga route; and with FinnAir on its Riga-Helsinki route. Air Baltic experiences no competition on its Stockholm or Copenhagen routes.

      The development strategy for Air Baltic includes expansion to destinations in the other Baltic States and Newly Independent States, and other major metropolitan centers. At present, such markets are either not served with regularly-scheduled service or are underdeveloped and serviced only infrequently by carriers such as Lufthansa German Airlines or the national carrier of the given state. The Company has no specific knowledge of the plans of Lufthansa German Airlines or any other major airline as it relates to expansion into markets which Air Baltic may develop in the future.

Employees

      The Company currently employs 10 persons on a full time basis. The Company has in the past, and will continue in the future, to employ independent contractors, and to make extensive use of its outside directors and others as consultants. Air Baltic currently employs approximately 140 persons on a full time basis, including pilots, mechanics, cabin crews, airport services and administrative personnel. BIA currently employs one person. BCS employs an aggregate of approximately 66 persons, and BWAF employs 3 persons, and ADC employs 21 persons. None of the employees of the Company, BIA, Air Baltic, BCS, BWAF or ADC are represented by a labor organization. The Company believes its relationships with all of these employees are satisfactory.

Insurance

      BIA and Air Baltic are exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. BIA currently maintains comprehensive airline liability insurance in the amount of $150 million per occurrence for its Tupolev aircraft. BIA does not maintain property damage insurance on its TU134 aircraft because management believes such coverage to be uneconomical. BIA maintains comprehensive airline liability insurance and property damage insurance on its two Boeing 727 aircraft as required by the leases on such aircraft. In addition, BIA's insurance expenses could significantly increase if BIA were to decide to provide future charter and/or cargo service to destinations where military action is taking place. Any such increases in expenses could have a material adverse effect on BIA.

      Air Baltic maintains liability and property damage insurance on its SAAB 340 and Avro RJ70 aircraft through the insurance consortium which insures SAS aircraft. Air Baltic will select the lowest cost high standard third party provider of liability and property  damage
insurance on the future aircraft to be selected for the long term needs for Air Baltic's development. Air Baltic insurance expenses may significantly increase due to the addition of aircraft, the acquisition of modern aircraft and due to a decision by Air Baltic to provide service to destinations where military action is taking place. Any such increases in expenses could have a material adverse effect on Air Baltic.

      The Company believes Air Baltic and BIA operate professionally and prudently; however, airline services involve significant risks of potential liability. The Company believes that the Latvian Division of Aeroflot had an excellent reputation for safety and maintenance. The Company believes that BIA was the first privatized part of a former Aeroflot division to obtain Western insurance through Lloyds of London. No material claim has been asserted against BIA to date or Air Baltic, and Air Baltic and BIA are not aware of the basis for any such claim. There can be no assurance that all possible types of liabilities that may be incurred by Air Baltic and BIA are covered by its insurance or that the dollar amount of such liabilities will not exceed BIA's policy limits.

Item 2.   PROPERTIES

      The Company leases approximately 3,500 square feet of office space in Houston, Texas for a monthly rental of approximately $3,000. The Company believes that its facilities are adequate for its current operations.

       Air  Baltic  leases  its  offices  at  Riga  Airport  occupying
approximately 6,000 square feet.   Air Baltic plans to open additional
sales offices in the downtown business center of Riga.

      The facilities of the Company's other aviation-related business ventures are satisfactory for current purposes.

Item 3.   LEGAL PROCEEDINGS

      Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      The Company's Common Stock is listed on the Nasdaq Small-Cap Market under the symbol "BISA." Public trading of units (consisting of one share of Common Stock and one warrant) ("Units") on Nasdaq commenced on April 28, 1994. The Units became separable and public trading of the Common Stock on Nasdaq commenced on June 27, 1994. The following table sets forth the high and low last sales prices of the Common Stock for the periods indicated:

                                                   Price Range
     Fiscal Year                                   High      Low
     -----------                                   ----      ---
     1994
     Second Quarter (commencing June 27, 1994)   $5.000    $4.250
     Third Quarter                                4.750     3.625
     Fourth Quarter                               3.875     1.750

     1995
     First Quarter                                2.375     1.250
     Second Quarter                               2.000     0.688
     Third Quarter                                3.625     1.313
     Fourth Quarter                               3.500     0.938

      The Units traded on Nasdaq from April 28, 1994 through June 26, 1994, and the high and low bid price of the Units during this period were $7.00 and $4.625, respectively. On March 29, 1996, the last sales price for the Common Stock was $2.50, and the Company believes there were approximately 700 beneficial holders of its Common Stock.

      The Company has not paid, and the Company does not currently intend to pay cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earning, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

General

    The Company was formed in March 1991 as a vehicle for identifying, forming and participating in aviation-related ventures in the Baltic States and Newly Independent States. In June 1991, the Company entered into a joint venture agreement with the LCAB, an agency of the government of Latvia, and created BIA as a joint venture-limited liability company under the laws of Latvia. The Company owns a 49% joint venture interest in BIA, which provided passenger airline service from June 1992 through September 1995. In September 1992, the Company formed BWAF which commenced operations in 1993. In March 1993, BCS was formed and commenced operations. Substantially all of the Company's revenues have historically been derived from BIA.

     Pursuant to the Air Baltic Joint Venture Agreement, the Company acquired a 8.02% interest in the capital of Air Baltic. The joint venture partners of BIA contributed BIA's current scheduled passenger service operation to Air Baltic which commenced operations in October 1995. From October 1, 1995 to December 31, 1995, the Company managed the interim flight operations of the new airline, subleased two western aircraft previously operated by BIA and provided crews for such aircraft. In addition, Air Baltic has paid a $1.5 million fee to the Company for services rendered in connection with the training of Latvian cockpit, cabin and ground personnel. The Company intends to operate BIA as a cargo and charter carrier.

     BIA's operations are expected to become insignificant with respect to their overall impact on the financial condition of the Company. As Air Baltic is in the start-up phase, there is no financial history to evaluate.

     Both the Company's and BIA's internally generated cash flows from operations have historically been and continue to be insufficient for their cash needs. BIA has historically relied upon financing provided by the Company to supplement its operations and continues to rely upon such financing. The Company also continues to rely on external financing to supplement its operations. The Company's current independent accountants have modified their opinion with respect to the Company's and BIA's financial statements for the year ended December 31, 1995 to reflect that incurred losses from operations have raised substantial doubt about the ability of the Company and BIA to continue as a going concern. The reports of the Company's prior independent accountants on the financial statements of the Company and BIA as of December 31, 1994 and for each of the two years in the period then ended included an explanatory paragraph indicating that the Company's financial statements included a significant investment in Baltic International Airlines which has incurred losses from operations that raise substantial doubt about its ability to continue as a going concern and that BIA had incurred losses from operations that also raised substantial doubt about its ability to continue as a going concern. The Company's prior independent accountants also noted in each of the explanatory paragraphs that the financial statements did not include any adjustments that might result from the outcome of such uncertainty. If it appears at any time in the future that the Company is again approaching a condition of cash insufficiency, the Company will be required to seek additional debt or equity financing, curtail operations, sell assets, or otherwise bring cash flow in balance. Management does not anticipate a need for any such action and therefore has no specific plans or commitments with respect thereto for the Company. However, if such action were required, there is no assurance that the Company would be successful in any such effort.

      The Company's operations have been insufficient as a source of funds to meet the Company's capital requirements and other liquidity
needs.   The  Company  believes  it can raise  sufficient  amounts  of additional equity and obtain debt financing in order to meet its liquidity requirements for the remainder of the year ending December
31,  1996.   However, management has no specific plans or  commitments
with respect thereto for the Company, and there can be no assurance the Company will be successful in any effort. Historical earnings history of the Company have been directly affected by the consistent advances to BIA. The Company does not anticipate any further advances to BIA which would adversely impact earnings. The other operating interests of the Company do not require significant advances and are currently profitable. However, there can be no assurances that the Company, as a whole, will not continue to experience liquidity difficulties or losses.


Baltic International USA, Inc.

      The Company's revenues have historically been derived from its equity in the net income of its joint ventures; fees for management services rendered pursuant to a management agreement between BIA and the Company; commissions due from sales of airline tickets under the international promotional sales agreement between BIA and the Company; and the Boeing 727 aircraft rental charged to BIA. During 1994, the Company contributed its revenues earned from BIA because of the uncertain collectibility of such fees. The Company does not charge management fees to its other ventures. Substantially all of the operational activity of the Company is reflected in the fees from, and the net equity in earnings and losses of, joint venture investments, as the Company uses the equity method to record its interest in its joint ventures owned 50% or less. The Company's losses relating to joint venture activities were $437,479 for 1993, $4,339,676 for 1994
and   $3,071,222  for  1995.   Furthermore,  the  Company  contributed
$969,561 of revenues earned from BIA during 1994.

      Current Latvian law does not restrict the repatriation of cash to foreign participants in joint ventures and recent amendments to the foreign investment law have reaffirmed the structure permitting repatriation of profits. However, there can be no assurances that
repatriation  of profits in the future will not be restricted.   Since
the Company's ventures currently generate revenues in United States dollars or in other major currencies, repatriation of cash has not been historically affected by exchange rate differentials between the Lat and the United States dollar.

      Beginning in 1994, the Company contributed certain of its charges to BIA due to the uncertain collectibility of such charges from BIA. Management fees were charged by the Company to BIA pursuant to the terms of a management agreement with BIA which expired on December 31,
1994.   This agreement provided that the Company will provide  certain managerial and professional services and facilities to BIA and be reimbursed by BIA. In 1994, the Company charged BIA for actual costs incurred on behalf of BIA, primarily pilots' salaries, consulting fees
and  an  allocation  of  officers' salaries.   Sales  commissions  are
charged on sales of airline tickets pursuant to the terms of the international promotional sales agreement between BIA and the Company. The Company uses the accrual basis of accounting for its expenses and other investments. The Company has incurred consulting expenses for services rendered by an unrelated party in connection with the acquisition of aircraft and for marketing and sales services rendered by an affiliate of Mr. Davier.

      Property and equipment includes computers and other office equipment, is stated at cost, and depreciated to estimated residual value using the straight-line method over the estimated useful lives of three to twenty years.

      In December 1993, the Company issued 116,800 options exercisable over a three-year period at $.50 per share which will result in a compensation expense to the Company amortized over a three-year
period.   Options to purchase 21,000 shares of common stock have  been
canceled  unexercised.   The  compensation  expense  recorded  by  the
Company for options issued at an exercise price lower than the market price at the date of grant was $190,145 and $97,668 for the years ended December 31, 1995 and 1994, respectively.

      From January through March 1995, the Company issued $800,000 in bridge financing notes payable, pursuant to which warrants to purchase 80,000 shares of Common Stock of the Company at $1.00 per share were
issued.   In  the third quarter of 1995, the Company issued additional warrants to purchase an aggregate of 171,000 shares to consultants for services rendered. These warrants are exercisable for $1.00 per share and expire in August 2000. Effective June 30, 1995, an aggregate principal amount of $1,185,000 of bridge notes payable was converted to 118,500 shares of Series A Preferred Stock convertible into 592,500 shares of Common Stock, and $145,000 in short-term debt was converted into 116,000 shares of Common Stock. In September 1995, an additional $45,000 of bridge notes were converted to 4,500 shares of Series A
Preferred Stock convertible into 22,500 shares of Common Stock.   Also
from March through December 1995, the Company received proceeds of approximately $2,660,943 relating to the issuance of 2,693,841 shares of Common Stock pursuant to private sales and the exercise of outstanding stock options. In November 1995, the Company issued warrants for an aggregate of 15,000 shares of Common Stock to employees  at  an  exercise  price of $2.25  per  share  for  services
rendered.   In  December 1995, the Company issued $100,000  in  bridge financing notes payable, pursuant to which warrants to purchase 10,000 shares of Common Stock at $1.00 per share were issued. These notes were repaid in March 1996. Also in December 1995, the Company issued warrants to purchase an aggregate of 90,000 shares of Common Stock to employees at an exercise price of $1.375 per share and options to purchase an aggregate of 213,000 shares of Common Stock to employees and directors at an exercise price of $1.375 per share.

      Effective February 22, 1996, the Company created its Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"). The Company is authorized to issue 70 shares of Series B Preferred Stock, $25,000 stated value and $10 par value per share. The Company issued 50 shares thereof for aggregate net proceeds of $1,093,750 in February and March 1996. The Series B Preferred Stock; (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at a conversion price equal to the lesser of $2 per share or 82% of the 5-day average closing bid price of the Company's
Common   Stock;  (iii)  is  non-voting;  (iv)  carries  a  liquidation preference of $25,000 per share plus interest equal to 10% of the stated value per annum since the issuance date, and after payment in full of the Series A Preferred Stock; and (v) is redeemable only at the option of the Company if the conversion price is $0.75 or less per
share.   In connection with the sale of Series B Preferred Stock,  the
Company issued warrants to purchase an aggregate of 78,125 shares of Common Stock at an exercise price of $2.40 per share, which warrants expire in March 2001.

The Company's Joint Ventures

      Baltic International Airlines. BIA utilizes the accrual basis of accounting, and revenues are recognized when earned and expenses are recognized when goods and services are acquired or provided. Revenues are recognized when the transportation is provided rather than when the ticket is sold. Passenger traffic commissions are recognized when the transportation is provided and the related sales are recognized. Revenues not yet recognized are reflected as unearned revenue, a current liability. However, since October 1995, BIA has not conducted any substantive business operations.

      BIA's intangible assets included developmental and preoperating costs, most of which were incurred prior to commencement of operations in June 1992. Developmental and preoperating costs include the cost
associated   with   inaugurating  service  over  BIA's   routes,   the
development of such routes, pilot training and the cost of acquiring aircraft and access to airports, reservation systems and other operating assets, which costs are amortized over a three-year period.
BIA   had  intangible  assets  consisting  of  net  developmental  and preoperating costs of $548,754, $217,755 and $0 at December 31, 1993, 1994 and 1995, respectively.

      Property  and  equipment  consist of aircraft  and  improvements,
furniture   and   fixtures,   leasehold   improvements   and    ground
transportation equipment, depreciated over the estimated useful lives of such assets. The salvage value of aircraft and improvements has been assumed to be zero. BIA uses the deferral method of accounting for overhauls whereby overhaul costs are capitalized when incurred and amortized until the next expected overhaul. In February 1996, BIA and the Company entered into an agreement to return the two leased aircraft to the owner. As a result, BIA accelerated the depreciation on leasehold improvements which have a net book value of $0 at December 31, 1995.

      In November 1991, the Republic of Latvia enacted a law on foreign investments, which provides certain exemptions from profit taxes on foreign-owned joint ventures beginning with the year in which the first profit is made. There are no income tax benefits associated with losses incurred.

      Air Baltic. Air Baltic utilizes the accrual basis of accounting, and revenues are recognized when earned and expenses are recognized
when  goods  or  services  are acquired  or  provided.   Revenues  are
recognized when the transportation is provided rather than when the ticket is sold. Passenger traffic commissions are recognized when the transportation is provided and the related sales are recognized.
Revenues  not  yet  recognized are reflected as  unearned  revenue,  a
current   liability.   Air  Baltic  produces  its  financial   reports
consistent with international GAAP. While Air Baltic's operations did not commence until October 1, 1995, the company was formed in January 1995, which permitted Air Baltic the opportunity to take advantage of the Republic of Latvia's Law on Foreign Investments, which provides for certain exemptions from profit taxes on foreign-owned joint ventures beginning with the year in which the first profit is made. However, there will be no income tax benefits associated with losses incurred.

      Other Joint Ventures. Prior to 1995, the Company has not earned significant equity in the net income nor has it received significant
distributions  from its joint venture interest in BCS   or  from  BWAF
and, accordingly, such impact on the Company's operations has not been
material.   During 1994, the Company received cash distributions  from
BCS of approximately $132,000. The operations of BWAF have been consolidated for 1995.

       On  September  28,  1995,  the  Company  executed  Articles  of
Incorporation with the joint stock company Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania, and the Municipality of Siauliai City to form Lithuanian Aircraft Maintenance Corporation ("LAMCO"), a Lithuanian closed stock company, for the purpose of establishing an aircraft maintenance facility in Lithuania. The Company has the right to own up to 50% of LAMCO. The Company's initial investment will total only 2.8% of LAMCO. Further purchases of shares are anticipated during 1996 as the business plans for the operating entities of LAMCO are concluded., Siauliai Aviacija owns 96.7% of LAMCO and .25% is owned by the Municipality of Siauliai City. The Company will have the right to recommend the general manager, chief financial officer and department heads for approval by LAMCO's board for a period of 10 years.

The Company will also have the authority to negotiate a line of credit for
LAMCO.   The  Company  does not expect LAMCO to be  fully  operational until late 1996 or early 1997, if at all.

      LAMCO has a charter capital of $1.845 million. The LAMCO Articles will not be registered until the parties have contributed at least 25% of their respective capital obligations. The Lithuanian partners have made their cash capital contributions. The Company's initial capital contribution is $40,000 of which 25% was contributed on March 26, 1996, with the remainder paid in May 1996.

      In connection with the creation of Air Baltic in August 1995, the Company purchased a 25% interest in Latvian Airlines, which was formerly owned 100% by the Latvian government. The Company also took over the operational management of Latvian Airlines and transferred its routes to Air Baltic. Subsequent to the Company's purchase of its 25% interest in Latvian Airlines in September 1995, the Commercial Court of the Republic of Latvia ruled to temporarily halt the further privatization and restructuring of the charter and cargo operations of Latvian Airlines proposed by the Company. The Court in March 1996 ruled that Latvian Airlines is to be liquidated. The Company cannot yet determine the potential recovery of its investment in Latvian Airlines and currently has a 100% reserve against the investment in Latvian Airlines.

Results of Operations

Baltic International USA, Inc.

      Years Ended December 31, 1995 and 1994. Revenues for 1995 increased by $4,201,167 to $4,527,295 compared to $326,128 for 1994.
This increase is principally due to a non-recurring fee of $1,500,000 collected from Air Baltic in payment of market development and training for Latvian pilots, flight attendants and mechanics and non-recurring wet lease revenue of $1,500,000 received from Air Baltic.
Also,  payments  made  to the Company from BIA   for  aircraft  rental
income, commissions paid on the sale of airline tickets, and freight revenue contributed to the increase of which no such corresponding revenue was recorded in the prior year. The revenue improvement was also due to an increase in the Company's earnings from its investment in BCS and the consolidation of BWAF and its freight revenue beginning October 1, 1994.

     Operating expenses increased 5% to $6,805,079 for 1995 compared to $6,498,872 for 1994. This increase was due to an increase in costs related to aircraft rental, freight, food distribution, personnel and consulting and in general and administrative expenses partially offset by a decrease in net equity in losses of BIA. The increase in general and administrative expenses was due primarily to the reserve of the Latvian Airlines investment of $468,950. The additional increase in cost of revenue is due to freight costs related to BIUSA's purchase in
October  1994 of its joint venture partner's interest in  BWAF.    The
purchase  of the joint venture partner's interest in BWAF changed  the
accounting  treatment  of  BWAF    from  the  net  equity  method   to
consolidated  accounting, resulting in the  expenses  of  BWAF   being
reflected in BIUSA's operating expenses. The additional increase in rental expense is from the addition of the second Boeing 727 aircraft lease which was not in place for the full comparable period in 1994.

      Interest expense increased by $76,271 or 63% to $197,505 for 1995 from $121,234 in 1994, due to higher borrowings in 1995.

      Interest  income increased from $8,510 for 1994 to  $195,415  for
1995.   This  increase is due primarily to interest  paid  by  BIA  on outstanding debt to the Company.

      The Company had a net loss of $2,127,624 for 1995 compared to a net loss of $6,343,195 for 1994. The decrease in net loss is due primarily to the decrease in the Company's net equity in losses of BIA and the revenues received from Air Baltic.

      Years  Ended  December  31, 1994 and  1993.   Revenues  for  1994
decreased  16%  to  $326,128  compared to  $389,299  for  1993.   This
decrease was due to the Company deferring revenues earned from BIA in 1994, offset by an increase of $187,601 or 351% in the Company's equity in earnings of BWAF and BCS during the same period and an increase of $85,000 in revenues earned on freight transportation since the acquisition in October 1994 of the remaining interest in BWAF.

     The Company's operating expenses for 1994 were $6,498,872 compared to $799,774 for 1993. This increase was attributable to (i) the increased level of operations in 1994; (ii) the addition of Boeing 727 aircraft leases in 1994 resulting in rental expenses of $370,196 in 1994 versus $0 in 1993; and (iii) an increase in equity in losses of
BIA.   The  Company's portion of the losses of BIA was $4,580,752  for
1994  as  compared to $490,954 for 1993, an increase of $4,089,798  or
833%.   This increase is attributable to three factors:  (i) increased net losses incurred by BIA from $1,311,955 for 1993 to $5,112,664 for 1994, reflecting BIA's additional start-up and development activities during

1994  and a loss on the sale of an aircraft of $876,677;  (ii)
the Company's increased percentage ownership of BIA from 33% to 40% in July 1993 and further to 49% on September 15, 1994; and (iii) the provision for loss by the Company in 1994 of $2,322,682 relating to its investment in and advances to BIA due to the uncertain realization of such investment in and advances to the extent that the Company has funded losses of BIA attributable to the Latvian Partner's interest.

      Personnel and consulting expenses increased to $461,490 for 1994 from $194,801 in 1993; an increase of 137%, due to the hiring of additional contract and full time personnel, salaries of executive officers which commenced in May 1994, recognition of stock option compensation expenses, and the use by the Company of consultants and
advisors   in  connection  with  its  strategy  of  participating   in
investment opportunities. Aircraft rent expense increased $370,196 for 1994 from zero in 1993 due to the acquisition of two Boeing 727 aircraft leases in May 1994. Legal, professional, and other general and administrative expenses increased 473% to $654,171 for 1994 from $114,019 for 1993, due primarily to increased occupancy costs, travel,
and   professional  fees  associated  with  the  increased  level   of
operations and the investigation and negotiation of additional joint venture opportunities. Additionally, in 1994, the Company incurred expenses of approximately $374,000 related to a postponed public debt offering.

      Interest expense increased $78,449 to $121,234 for 1994 as compared to $42,785 for 1993. The increase resulted primarily from borrowings of $1,393,340 of bridge financing notes between August 1993 and April 1994, at interest rates ranging from prime plus 1% to 15%. Such borrowings were repaid in May 1994. Subsequently, the Company borrowed $955,000 in deferred lease credits and in bridge financing between October and December 1994, the majority of which bears interest at 10%.

     During 1994, the Company recorded an extraordinary loss of $78,587 resulting from the write off of the unamortized discount on debt which was retired early upon completion of the Company's initial public offering, and an extraordinary gain of $14,000 upon settlement of a long-term obligation for less than the recorded amount of such obligation.

      The Company had a $6,285,468 loss before income taxes and extraordinary item for 1994 compared to a loss before income taxes of
$423,837  for  1993.   Net loss for 1994 and 1993 was  $6,343,195  and
$430,697, respectively.

     The Company conducts all of its transactions in U.S. dollars.

Baltic International Airlines

      Years  Ended  December  31, 1995 and  1994.   Revenues  for  1995
increased by $1,250,628 (17%) to $8,760,990 compared to $7,510,362 for
1994.   The  increase  was due primarily to an increase  in  passenger revenues reflecting an increase in the number of passengers per sector
flown.   This  was  offset by the transfer of the scheduled  passenger
carrier  service  effective  October 1,  1995  to   Air  Baltic  which
resulted in no passenger revenue for the fourth quarter of 1995. Actual load factors remained constant for the comparable period;
however, capacity was increased, through the completion of the introduction of Boeing equipment, from 72 seats to 108 seats per flight, effective February 1995. While capacity has been increased by 50%, load factors have remained constant for 1995 versus 1994. Additionally, passenger service revenue increased with the addition of expansion of service to Amsterdam twice a week which began in February 1995. BIA carried 34,920 revenue passengers for the nine months ended September 30, 1995 versus 30,437 revenue passengers for the year ended December 31, 1994.

      Operating expenses for 1995 increased 33% to $16,518,257 compared to $12,406,159 for 1994. The increase was due primarily to (i) higher operating costs of the two Boeing 727 aircraft compared to the Tupolev 134 aircraft previously used by BIA; (ii) additional operating expense related to the addition of the service to Amsterdam; (iii) increased
lease   training;  and  (iv)  increased  depreciation   of   leasehold
improvements on the Boeing 727 aircraft which were put in service in February 1995.

      Airport handling and navigation expense increased 42% to $7,081,284 from $5,003,261 for 1994 reflecting increased costs of navigation and handling of the larger and heavier 727 aircraft. As a percentage of revenue, airport handling and navigation expense was 81% for 1995, versus 67% of revenue for 1994.

      Fuel  costs increased 21% to $2,060,950 from $1,701,436 for 1994.
The increase is due primarily from the increased fuel consumption of the 727 over the Tupolev 134 due to heavier weight and a third engine
on  the  Boeing  727  versus  two on the Tupolev.   Fuel  costs  as  a
percentage of revenue increased slightly at approximately 24% for 1995 versus 23% for 1994. Fuel prices remain relatively consistent to prices paid in 1994 and did not impact the increased cost of fuel for 1995.

     Lease costs increased 32% to $856,482 from $648,823 for 1994. The lease expense increase is attributable to the use of both Boeing 727 aircraft for 1995 versus possession for only approximately four months of 1994.

      Other costs of services include aircraft maintenance and reserve, training and education, insurance, flight payroll and interline
payments.   Such costs in the aggregate increased 133%  to  $3,759,095
from  $1,613,633   for 1994.  Approximately 48%  of  the  increase  is
attributable to the use of the 727 aircraft for much of 1995 versus approximately four months of possession but no use of the Boeing 727 aircraft for 1994. Insurance increased 63% to $523,070 from $321,794
for  1994.   The  increase is attributable to  insurance  coming  into
effect reflecting passenger service use of the Boeing 727 aircraft versus insurance costs at December 31, 1994 reflecting possession of
the  727  aircraft  but prior to implementation of service.   Aircraft
maintenance and repair and maintenance reserve expense increased to $1,688,028 from $270,454 for 1994. The increase is attributable to routine maintenance performed on the 727 aircraft for passenger service operation which did not exist at December 31, 1994. Catering costs increased 83% to $518,334 from $283,260 for 1994. The increase was primarily due to the increased level of passengers, an increase in prices for both business and economy meals and the enhanced business class menu on the Boeing 727 service.

      BIA uses the deferred method of accounting for overhaul costs on its owned aircraft, whereby overhaul costs will be capitalized when incurred and amortized over the period until the next expected
overhaul.   BIA  uses  the accrual method of accounting  for  overhaul costs on its leased aircraft. The two leased aircraft are being returned to the owner. The next scheduled overhaul on the reserve Tupolev aircraft is scheduled for May 1996 and is expected to cost approximately $50,000.

      General and administrative expenses increased 48% to $1,694,578 from $1,146,834 for 1994. The increase was primarily due to increased travel and lodging expense associated with training of Latvian cockpit and cabin personnel in the operation of the 727 aircraft, increased
salary   expense   and   payroll  taxes  and  communication   expense.
Depreciation and amortization increased 27% to $657,078 from $516,643 for 1994. The increase was due primarily to increased depreciation on the Boeing 727 aircraft which were put in service in February 1995.

      Interest expense increased by $223,202 or 106% to $433,613 for 1995 from $210,611 in 1994 due to higher borrowings in 1995.

     On August 29, 1995, the joint venture partners of BIA entered into the Air Baltic Joint Venture Agreement, pursuant to which they contributed the scheduled passenger carrier service of BIA to Air
Baltic.   These  business operations were transferred  on  October  1,
1995. The losses of BIA related to these discontinued operations are $8,010,374 and $4,943,820 for the years ended December 31, 1995 and
1994,  respectively.   BIA recorded a loss on the  disposal  of  these
operations of $1,712,237 included in the statement of operations for the year ended December 31, 1995. At September 30, 1995, the Company elected to forgive $4,042,255 of debt from BIA and this forgiveness has been recorded as an extraordinary item on the statement of operations of BIA.

      Years  Ended  December  31, 1994 and  1993.   Revenues  for  1994
increased  108% to $7,510,362 compared to $3,608,575 for  1993.   This
increase was due primarily to an increase in passenger revenues reflecting increased load factors from 22% to 34%, and a 49% increase in available seat miles resulting from increased frequencies during certain months, the addition of a DC9 aircraft during January and February 1994, and the addition of service to Estonia in September
1994.   These  factors  were partially offset  by  an  approximate  5%
decrease in yield during 1994 from $0.21 per revenue passenger mile to
$0.20   per  revenue  passenger  mile.   BIA  carried  32,264  revenue
passengers in 1994 as compared to 14,142 in 1993.

     Operating expenses for 1994 increased 155% to $12,406,159 compared to $4,873,490 for 1993, due primarily to (a) increased costs for developing new routes; (b) leasing additional aircraft for seven months in 1994; (c) increased ground handling and navigation fees; (d) increased management fees and pilots' salaries charged by the Company; and (e) a loss of $876,677 on the sale in December 1994 of a TU134 aircraft. BIA recorded $648,823 in aircraft rental expense in 1994 as compared to $0 in 1993. For 1994, BIA recorded $590,823 in aircraft rental expense on the Boeing 727 aircraft which are subleased from the
Company  but  were  not operational during that time.   The  remaining
$58,000 related to rentals on a DC9 aircraft operated in January and February 1994 and on a charter flight.

      Fuel costs increased 94% from $875,897, or 24% of revenues for 1993, to $1,701,436, or 23% of revenues for 1994. The increase is attributable almost entirely to increased level of operations as fuel prices remained relatively constant during the periods, averaging approximately $0.87 per gallon. BIA's results of operations are sensitive to fluctuations in fuel prices. There can be no assurances that fuel prices will not increase in the future.

      Ground handling, airport charges and navigational charges increased 147% from $2,059,104 during 1993 to $5,003,261 for 1994, due to the increased frequencies operated in 1994. In addition to adding service to Estonia in

September 1994, BIA increased its frequencies to
Frankfurt, London and Hamburg during the year ended December 31, 1994 as compared to the same period in 1993, which increased its costs of ground handling, airport and navigational fees accordingly.

      Commission expenses increased from $295,120, or 8% of revenue  in
1993  to  $345,553,  or  5%  of revenue  in  1994.   The  increase  in
commissions is a result of the increase in operations and revenues. The decrease in commissions as a percent of revenues relates to the increase in sales in 1994 from airport ticket locations, particularly in Riga, Latvia.

      Other costs of services includes primarily catering, insurance, maintenance and flight payroll. Such costs in the aggregate increased 206% from $527,997 to $1,613,633 in 1994. Approximately 20% of the
increase was the result of insuring the additional western aircraft acquired in 1994. Insurance costs increased from $100,280 during 1993 to $321,794 during 1994, resulting from the fact that BIA has insured its Boeing 727 aircraft acquired in May 1994 and does not carry hull insurance on its Tupolev aircraft because it would be uneconomical.
Additionally,  maintenance  expenses  totaled  $270,453  in  1994   as
compared to $26,704 in 1993, a 913% increase resulting from the western aircraft.

      BIA uses the deferred method of accounting for overhaul costs on its aircraft, whereby overhaul costs will be capitalized when incurred and amortized over the period until the next expected overhaul.

      General and administrative expenses increased 91% to $1,146,834 for 1994 from $599,998 for 1993, primarily reflecting increased salaries, consulting costs and travel costs. Depreciation and amortization increased 19% to $516,643 for 1994 from $434,506 for 1993. As a result of the aforementioned factors, including BIA's expansion and efforts to obtain and insure Western aircraft, BIA's operating expenses per available seat mile increased from $.05 for 1993 to $.08 for 1994. The increase, when combined with a reduction in yield per revenue passenger mile from $0.21 for 1993 to $.20 for 1994, resulted in an increase of BIA's break-even load factor from 30% for 1993 to 45% for 1994.

      During 1994, BIA incurred $553,299 of nonrecurring costs relating to acquiring the Boeing 727 aircraft and developing new markets and
routes.   BIA began service on a code-share basis on one  of  the  new
routes,  from  Riga  to  Tallinn, in September  1994.   BIA  commenced
service between Riga and Amsterdam two times a week in January 1995. Management of the Company and BIA anticipate that substantially all of the expenses related to acquiring the Boeing 727 aircraft and developing these routes have been incurred and are reflected in BIA's results of operations for 1994.

     In December 1994, BIA sold one of its TU134 aircraft for $350,000. As a result, BIA incurred a loss of $876,677.

      BIA had a loss from operations of $4,895,797 for 1994 compared to $1,264,915 for 1993, due primarily to increased costs incurred in developing  new  routes  and the loss on the  sale  of  the  aircraft.
During   1994,  the  Company  had  non-operating  expenses   comprised
primarily  of interest expense to the Company of $210,411.   Net  loss
for 1994 was $5,112,664 compared with $1,311,955 for 1993.

      BIA conducts its operations in several currencies and as such is subject to foreign currency exchange gains and losses. BIA's sales revenues are collected primarily in Latvian Lats or U.S. Dollars, and
to   some   extent  in  German  Marks  and  British  Pounds   Sterling
Historically, BIA's gains and losses on translation of its sales revenues have been immaterial due to the close relationship between
the  values  of  the  Lat  and the U.S. Dollar.   BIA's  expenses  are
incurred and paid in U.S. Dollars, Marks and Pounds Sterling.

      BIA continued to expand its route structure and increase the frequency of its service during 1994. The expenses associated with the opening of additional routes in 1994, and the costs of introducing Western aircraft service are primarily responsible for the increased loss for 1994.

Liquidity and Capital Resources

      At December 31, 1995 the Company had a working capital deficit of $2,129,2365 compared to a working capital deficit of $401,285 at December 31, 1994. The increase in working capital deficit is due primarily to the accrual of $1,019,521 for the commitments for guarantees on BIA liabilities. The Company had stockholders' equity of $1,029,226 at December 31, 1995.

     Net cash provided by operating activities was $2,531,097 for 1995, compared to net cash used by operating activities of $1,410,874 for
1994.   The  increase  in  cash provided by operating  activities  was primarily due to the non-recurring fee of $1,500,000 collected from Air Baltic in payment of training of Latvian pilots, flight attendants and mechanics and the non-recurring $1,500,000 wet lease payment from Air Baltic. Net cash used by investing activities was $5,825,258 for
1995, compared to $2,752,817 for 1994. The increase in cash used by investing activities was attributable to the increase in advances made to BIA. Net cash provided by financing activities was $3,338,134 for the 1995, compared to $4,244,746 for 1994. The decrease in cash provided by financing activities in these periods was attributable primarily to the decrease in the price of the issuance of stock.

    The Company has financed its growth primarily from the issuance of Common Stock and borrowings. During 1993 and through April 1994, the Company borrowed $1,343,340. Net proceeds available to the Company from its initial public offering completed in May 1994 were approximately $4.4 million. All of the Company's outstanding debt was retired in May 1994 using proceeds from the Company's initial public offering. From October 1994 through December 1995, the Company borrowed an aggregate principal amount of $2,136,000 including deferred lease credits, bridge financing and bank debt. From March through December 1995, the Company issued 2,693,841 shares of Common Stock for proceeds of an aggregate of $2,660,943. The Company's other long-term liabilities include deferred compensation expense for the vested portion of certain stock options granted in 1993.

      The Company contributed 25% of its initial capital contribution ($40,000) to LAMCO on March 26, 1996. The remainder of the Company's
initial  capital contribution must be contributed by May 1, 1996.   If
the Company is unable to meet its capital contribution obligations, any interest it may have in LAMCO will be forfeited.

      The Company has negotiated an early termination of the leases on the Boeing aircraft which represent the Company's only significant cash commitments. The Company will be required to pay approximately $500,000 to the owner of the Boeing aircraft for the early termination of the leases. BIA has accrued for this expense as of December 31,
1995.   This  cash requirement will be paid from financings  that  the
Company has received during the first quarter of 1996.

      The Company will likely be required to seek external financing to
meet its goals with respect to ACS.   The Company anticipates that its
capital requirements with respect to ACS over the next 12 months will be approximately $450,000. However, the amount of capital to be contributed  to  ACS  by  the Company will depend  on  the  number  of
catering  kitchens  started in this period of  time.   Therefore,  the
actual amount to be contributed may be higher or lower. Furthermore, the Company cannot currently determine when any such amounts may
become   payable.    The  Company's  activities   related   to   ADC's
distribution of Kraft and Miller products are financed through the internal resources of ADC and the Company does not expect to seek any external financing to fund these activities.

      As of December 31, 1995, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangements with any third-party lenders. Historically, the Company has identified and
negotiated   on   an  individual-by-individual  basis  its   financing
arrangements. There can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all, in the
future.    Lower  than  expected  earnings  from  the  joint  ventures
resulting  from  adverse  economic  conditions  or  otherwise,   could
restrict the Company's ability to expand its business as planned, and, if severe enough, may curtail operations, or cause the Company to sell assets.

      At December 31, 1995, BIA had a working capital deficit of $3,747,181 compared to a working capital deficit of $946,925 at December 31, 1994. For the years ended December 31, 1995 and 1994,
BIA   used  $5,278,344  and  $2,942,993,  respectively,  in  operating
activities,  resulting  primarily  from  its  continued  losses   from
start-up operations. These continued losses from operations and the nonrecurring losses and expenses have resulted in BIA having an
accumulated   deficit   of   $12,408,524   at   December   31,   1995.
Historically, BIA has relied upon capital contributions and advances from the Company in order to meet its capital requirements and it continues to so rely upon such financing.

      The  Company advanced $5,380,804, $2,478,136 and $692,700 to  BIA during the years ended December 31, 1995, 1994 and 1993, respectively. At September 30, 1995, the Company elected to forgive $4,042,255 of debt from BIA as it was deemed to be uncollectible.

      As of December 31, 1995, BIA owed the Company, pursuant to advances for payment of liabilities incurred by BIA from operating the scheduled passenger carrier service, approximately $2.8 million. However, the Company does not anticipate any further advances to BIA which would adversely impact earnings. The Company will be dependent
upon  BIA  generating  sufficient  cash  flows  from  operations,   or
obtaining alternative financing, to repay these advances or the Company will forgive additional debt or the Latvian Partner will make additional contributions. Furthermore, the Company may in the future convert additional advances to increase its percentage ownership of
BIA,  if  appropriate.   In  September  1994,  the  Company  converted
$2,000,000 of its advances to BIA into equity, thereby, increasing its percentage ownership of BIA to 49% from 40%. This action was a part of a long-range plan between the Company and the Latvian Partner. In connection with the Company's action, the Latvian Partner has agreed to contribute real property and/or other operating assets with a value of approximately $500,000 to $2,000,000 to BIA. However, as of December 31, 1995, the Latvian Partner had not yet completed its contribution. Management of the Company believes that the Latvian Partner's contribution has been delayed by political factors in the Republic of Latvia relative to new privatization laws. Other than the delay in the contribution by the Latvian Partner, each party has performed its obligations pursuant to their agreement. Management believes that the Latvian Partner's contribution will be made during 1996. There will be no change in the percentage ownership interests of either party as a result of the Latvian Partner's contribution. Also in 1994, the Company contributed $969,521 of charges previously billed to BIA. From January to March 1996 the Company advanced an additional $636,156 to BIA. The proceeds from the sale of the Air Baltic stock to SAS will primarily be used to pay liabilities of BIA.

      The TU134 aircraft currently owned by BIA will not be able to fly into certain Western European airports because of noise limitations
after  1997.   However,  BIA  terminated  its  leases  on  the  Boeing
aircraft, and therefore, will not be responsible for compliance with noise limitation practices relative to the Boeing aircraft. The TU134 aircraft will not be subject to noise reduction requirements at most Western European airports for at least five years due to the moderate age of the aircraft.

      BIA elected not to carry property insurance on the TU134 aircraft as the market value for such aircraft, when measured against the annual premium for such insurance, render such insurance uneconomical. In the event that BIA expands its fleet with Boeing 727 aircraft, the amount of insurance premiums will likely increase. Furthermore, BIA does not insure certain ground equipment. In the event that BIA elects in the future to insure such ground equipment, such insurance will result in additional premiums.

     BIA operated its TU134 aircraft at its historical utilization rate until the third quarter of 1995, when BIA began full utilization of its second Boeing 727 aircraft. At that time, the TU134 was used principally as a spare and for charter flights. This is estimated to result in utilization of approximately 35 hours per month. Based upon
this   expected  utilization  and  the  timing  of  future   scheduled
maintenance, along with the current age of the TU134 aircraft, the Company has elected to depreciate the TU134 over its remaining expected useful life of approximately 18 years to an assumed residual value of zero. The Company believes its costs associated with the TU134 aircraft are fully recoverable within three to five years.

     On January 10, 1996, the Company entered into an agreement to sell 12% of Air Baltic stock to SAS for $1.7 million in cash and the assumption by SAS of the remaining subordinated debt obligations of the Company to Air Baltic of $2,175,000. SAS assumed and funded the Company's share of the subordinated debt immediately after agreement of the terms of the share purchase were reached in January 1996. The
Company  will  retain  a 8.02% interest in Air  Baltic.   The  Company
expects this transaction to close in April 1996.

Seasonality

      The  airline  business  is  significantly  affected  by  seasonal
factors.   Historically, BIA  experienced reduced demand for scheduled passenger services from January to March due to a decrease in the seasonal demand for leisure travel during these months. The Company
expects  Air Baltic to experience similar seasonal fluctuations.   The
Company has historically experienced its strongest operating results for its scheduled passenger and charter services during the period from April through December.

Inflation

      Inflation has not had a significant impact on the Company during the last two years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing operating expenses to increase. It is likely that Air Baltic and BIA would attempt to pass increased expenses to customers. If Air Baltic and BIA are unable to pass through increased costs, their operating results could be adversely affected which would adversely affect the Company's operating results.

Item 7.   FINANCIAL STATEMENTS

      The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 14, 1995, the Company dismissed Price Waterhouse LLP ("Former Accountant") as the Company's independent accountants and, on July 28, 1995, approved the engagement of BDO Seidman, LLP ("Current Accountant") as the Company's independent accountant. This change was approved by the Company's stockholders at its annual meeting on August 29, 1995.

      The Former Accountant's report to the Company's financial statements for 1993 and 1994 as well as, the Current Accountant's report on the Company's financial statements for 1995, contained a qualified opinion to reflect that incurred losses from operations have raised substantial doubt about the ability of the Company to continue as a going concern. There have been no disagreements with either the Former Accountant or the Current Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                               PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

      The following table gives certain information with respect to the executive officers and directors of the Company:

     Name                     Age       Position
     ----                     ---       --------
     Robert  L. Knauss(1)     65        Chairman of the Board  and  Chief
                                        Executive Officer
     James  W.  Goodchild     40        Chief Operating  and  Financial
                                        Officer
     Thomas E. Glenister      46        President, Aviation Group
     Homi M. Davier (1)       47        Director
     Paul R. Gregory(1)       54        Director
     Juris Padegs(2)(3)       64        Director
     Ted Reynolds(2)(3)       64        Director
     Morris Sandler(2)(3)     48        Director
     Jo Ann Johnson           38        Secretary
____________________________
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.

      Robert L. Knauss has served as chairman of the board of the Company since its inception in March 1991 and also as chief executive officer since January 1994. Mr. Knauss also serves as a member of the board of BIA. Mr. Knauss served as Dean of the University of Houston Law Center from 1981 through December 1993. Mr. Knauss was involved in establishing the relationship between the University of Houston Law Foundation and the former Soviet Union in 1991 whereby the University of Houston Law Foundation assisted the former Soviet Union in creating the Petroleum Legislation Project, and was involved with the government of Russia in the development of privatization legislation. Mr. Knauss has served as a director of Equus Investments, Inc. since 1984, as one of two United States directors for the Mexico Fund since 1985, and as a director of Allwaste, Inc. since 1986. Mr. Knauss is a graduate of Harvard University and the University of Michigan Law School. Mr. Knauss has traveled extensively to the former Soviet Union.

      James W. Goodchild has served as chief operating officer since October 1994 and also as chief financial officer of the Company since September 1993. Mr. Goodchild served as the Company's vice president of finance and development from July 1992 to August 1993. From August 1989 through June 1992, Mr. Goodchild attended the University of Houston where he acquired a B.A. degree in Russian and Soviet Studies, and a B.A. degree in International Relations. Mr. Goodchild is fluent in Russian. Mr. Goodchild was project administrator of the Russian Petroleum Legislation Project from July 1992 to December 1992. From 1984 to March 1989, Mr. Goodchild was employed with MCorp, formerly a Dallas-based bank holding company, where he served as senior vice president and manager of credit administration of MCorp's Collection Bank. Additionally, Mr. Goodchild acquired a B.S. degree in finance from the University of Houston in 1978.

      Thomas E. Glenister has served as president of the aviation group for the Company since October 1994 and is the Company's liaison to BIA
and  serves  as the Company's advisor to the president of  BIA.   From
September 1988 through September 1994, Mr. Glenister was employed by Northwest Airlines. While at Northwest Airlines, Mr. Glenister was the director of several major business development projects including the establishment of a heavy maintenance facility at Shanghai, China and the construction of a heavy maintenance facility at Duluth,
Minnesota.   In   addition to project management responsibility,   Mr.
Glenister had considerable experience at Northwest Airlines in the areas of flight operations and marketing. Mr. Glenister developed the first all computer based pilot training program and marketed it worldwide. Prior to joining Northwest Airlines, Mr. Glenister served for 21 years in the U.S. Air Force. Mr. Glenister received an MBA from New Hampshire College and a B.S. degree in business management from the University of New Hampshire.

      Paul R. Gregory has served as a director of the Company since its inception in March 1991 and also served as treasurer, on a part-time basis, from March 1991 to August 1995. Mr. Gregory also serves as a member of the board of BIA. Mr. Gregory is the Cullen Professor of Economics and Finance at the University of Houston where he has been a faculty member since 1972. Mr. Gregory was involved in creating the Petroleum Legislation Project with Russia and he served as project coordinator of the Russian Securities Project in conjunction with the Russian State Committee for Property Management and the various Russian stock exchanges. Mr. Gregory serves as advisor to a number of major United States corporations on their Russian business activities,
and  has  been  active in the former Soviet Union for 25  years.   Mr.
Gregory has served as chairman of the board of Amsovco International Consultants, Inc. since 1988. Mr. Gregory has also served as a consultant to the World Bank. Mr. Gregory graduated from Harvard University with a Ph.D. in economics and is fluent in Russian and
German.   Mr.  Gregory is the author of a text on Soviet  and  Russian economies.

      Juris Padegs has served as a director of the Company since December 1993. Mr. Padegs also serves as vice chairman of the board of BIA. Mr. Padegs has served as a managing director of Scudder, Stevens & Clark, an international investment firm, since 1985 and has been employed with Scudder, Stevens & Clark since 1964. Mr. Padegs is a director of a number of international investment companies, including Scudder New Europe Fund and Scudder New Asia Fund. Mr. Padegs is the chairman and a director of the Korea Fund, the Brazil Fund, and First Iberian Fund. Mr. Padegs was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University. Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic America Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States.

      Ted Reynolds has been a director of the Company since December 1993. He has been president of the Houston Grain Company since 1983 and vice president of Mid-America Grain Commodities since 1976. He recently formed and is owner of Red River Grain Company. He is actively involved in various international business transactions. Mr. Reynolds is a graduate of Texas Christian University.

      Morris A. Sandler has been a director of the Company since August
1995.   Mr. Sandler has served as executive vice president - strategic
relations  and  director  of  Global  TeleSystems  Group,   Inc.,   an
independent  telecommunications company in Russia, since  1994.   From
1990  to  1994,  Mr.  Sandler was an employee of Alan  B.  Slifka  and
Company.   From  1984  to 1990, he was a general  partner  of  Griffis
Sandler & Co., an international private investment banking firm.   Mr.
Sandler served as vice president and director of marketing of the merchant banking firm of J. Aron & Company, Inc. from 1976 until its acquisition by Goldman, Sachs & Co. ("Goldman Sachs") in 1981 at which time he became vice president of Goldman Sachs, which position he held
until  1984.   He  has also served as a director of Vesta  Technology,
Ltd.  since  1986.   Mr. Sandler received a B.A. degree  from  Cornell
University in 1969, and an M.B.A. from the University of Chicago Graduate School of Business in 1976.

      Jo Ann Johnson has served as executive assistant for the Company since January 1993 and as secretary since October 1993. Prior thereto, Ms. Johnson was employed by the University of Houston Law Center since 1984 in the capacity of assistant director of the Russian Petroleum Legislation Project and as executive assistant to the Dean of the University of Houston Law Center.

      Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified. The Executive Committee of the Board reviews and monitors the operating decisions and strategies of management. The Audit Committee reviews and reports to the Board on the financial results of the Company's operations and the results of the audit services provided by the Company's independent accountants, including the fees and costs for such services. The Compensation Committee reviews compensation paid to management and recommends to the Board of Directors appropriate executive compensation. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company. Under the terms of the underwriting agreement in connection with the Company's initial public offering, Messrs. Knauss, Gregory and Davier agreed to support a designee of the representative of the underwriters of that offering as an additional member of the Board of Directors of the Company for a period ending April 1996; to date, no such designee has been appointed.

      The Company's Restated Articles of Incorporation ("Articles") provide for a staggered Board in the event the number of directors is increased to nine. A staggered Board may deter coercive or unfair takeover tactics or offers and encourage potential bidders in any takeover attempt to negotiate directly with the Board of Directors. As a result, the staggered Board may discourage a change of, or future attempt to acquire, control of the Company that a substantial number and perhaps even a majority of the stockholders of the Company might believe to be in the Company's best interests, or in which stockholders might receive a substantial premium for their shares over then-current market prices. Upon classification, the Board will be divided into three classes, as nearly equal in number as possible, each of which will serve for a term of three years, with one class to be selected each year.

Other Key Personnel

      The Company employs a number of persons to develop, manage, and operate its aviation-related interests. They are assigned to the Company's different ventures to manage operations, develop business opportunities and to train local specialists.

      Daniel P. Solon (64) has served as vice president of marketing for BIA in Europe since January 1993 and has offices in London. Since 1982, Mr. Solon has been an independent corporate relations and marketing consultant specializing in shipping and aviation industries. Mr. Solon has over 30 years of experience in the international aviation business and has worked in executive management positions with American Airlines and TWA and as a consultant to People Express. Mr. Solon received an M.B.A. from Harvard University and a B.A. degree in Russian studies from Fordham University.

      Donald D. Janacek (26) is assigned to assist in the management of Baltic Catering Services, to manage the day-to-day operations of BWAF, and to develop new business prospects in the Baltic region. He has been employed as manager of the Company's aviation group since April
1994.    From  July 1993 to April 1994, Mr. Janacek was  president  of
Mosher International, an international investment firm. From August 1992 through July 1993, he was vice president of international marketing for Dockside Incorporated, an international trading company focusing on Eastern Europe and the former Soviet Union. Mr. Janacek graduated from the University of Texas at Austin in 1991 with a B.A. degree in economics.

      David A. Grossman (32) has served as comptroller since November 1995. From July 1985 to November 1995, Mr. Grossman was Audit Senior Manager for Deloitte & Touche LLP. Mr. Grossman was certified as a CPA in 1986. Mr. Grossman graduated from Indiana University in 1985 with a B.S. degree in Accounting.

Director Compensation

      Outside directors are entitled to receive options to purchase 10,000 shares in their first year of service and 5,000 shares of Common Stock per year thereafter as compensation and reimbursement of out-of-pocket expenses to attend board meetings. Messrs. Padegs and Reynolds have each received options to purchase 5,000 shares of Common Stock pursuant to this arrangement. In addition, Mr. Padegs received an option to purchase 5,000 shares of Common Stock for consulting services rendered. Such options are exercisable for $1.125 per share and expire in October 1999. In December 1995, Messrs. Padegs, Reynolds and Sandler each received options to purchase 15,000 shares of Common Stock at a price of $1.375 per share pursuant to this arrangement. Also in December 1995, Messrs. Davier and Gregory each received options to purchase 50,000 shares at a price of $1.375 per shares for services rendered. Such options expire in December 2000. In addition, consulting fees in the amount of $10,000 and $20,000, respectively, were paid to Capricorn Travel, a company controlled by Mr. Davier, during 1993 and 1994.

Reports

      In April 1994, the Company's Common Stock was registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Messrs. Knauss, Gregory, Davier, Padegs, Reynolds and Goodchild, and Ms. Johnson became subject to the filing and reporting requirements of Section 16(a) of the Exchange Act. In October 1994, Mr. Glenister became subject to such requirements. In August 1995, Mr. Sandler became subject to such requirements. The Company believes that all filing requirements required under Section 16 of the Exchange Act applicable to its officers, directors and greater than ten-percent beneficial owners were complied with during 1995.

Item 10.  EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the Chief Executive Officer, as well as the executive officers of the Company who received total annual salary and bonus for the fiscal year ended December 31, 1995 in excess of $100,000:


                                                                                Long-Term Compensation
                                                                              --------------------------
                                        Annual Compensation (1)                               Securities
                                  -----------------------------------------    Restricted     Underlying
Name and Principal       Fiscal                                  All Other     Stock         Options and
       Position            Year     Salary        Bonus       Compensation     Awards           Warrants
- --------------------------------------------------------------------------------------------------------
Robert Knauss, Chief       1995    $120,000      $75,000(2)          $0           $0             125,000 (4)
 Executive Officer         1994      33,967            0              0            0              35,000
                           1993           0            0              0            0                   0

James Goodchild, Chief     1995    $120,000      $50,000(2)          $0           $0             140,000 (4)
 Operating and Financial   1994     115,583       30,000              0            0              50,000
 Officer                   1993      45,250            0              0            0              40,000

Thomas Glenister,          1995    $121,500      $50,000(2)          $0           $0              80,000 (4)
 President-Aviation        1994      35,000            0              0       60,000 (3)          20,000
 Group                     1993          --           --             --           --                  --

_______________________
(1) Neither of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
(2) The bonus for 1995 will consist of cash payments of $37,500, $25,000 and $25,000 and the issuance of 25,000, 16,667 and
     16,667 shares of the Company's common stock to Messrs. Knauss, Goodchild and Glenister, respectively.
(3) The restricted stock award for Mr. Glenister in 1994 consists of a grant of 20,000 shares of the Company's common stock of which 10,000 shares vested in October 1995 and 10,000 shares will vest in October 1996.
(4) Of these options and warrants, 35,000, 50,000, and 20,000 stock options were originally granted in October 1994 to Messrs. Knauss, Goodchild and Glenister, respectively, at an exercise price of $2.875 per share. In August 1995, these options were repriced at $1.125 per share.

Employment Agreements

      In January 1994, the Company entered into one-year employment agreements with Messrs. Knauss and Davier which provided for an annual base salary of $120,000 each. As of December 31, 1994, Messrs. Knauss and Davier received only an aggregate of $63,967 pursuant to these agreements. Mr. Davier and Mr. Knauss will receive an additional $40,000 under their agreements in 1996, and no additional amounts for 1994 compensation will be paid. These agreements included provisions which prohibit the employee from competing with or engaging in the same business as the Company in any geographic area in which the Company is then doing business for a period of one year following the expiration of the employment period. The Company extended its agreement with Mr. Knauss for an additional year on the same terms and expects to extend the agreement again during the first quarter of 1996.

Stock Options

      In September 1992, the Company adopted its 1992 Equity Incentive Plan ("Plan"), which was amended effective March and December 1995. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants. The Plan is administered by the compensation committee of the Company's Board of Directors, subject to evergreen provisions included in the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price, and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of the date of this report, options to purchase an aggregate of 592,800 shares were outstanding under the Plan.

      The following table shows, as to the named executive officers, information concerning individual grants of stock options and warrants during 1995.

                Option/Warrant Grants in Last Fiscal Year

                   Number of         % of Total Options/
                   Securities        Warrants
                   Underlying        Granted to           Exercise
                   Options/Warrants  Employees            Price           Expiration
Name               Granted           in 1995              Per Share       Date
- -------------------------------------------------------------------------------
Robert L. Knauss     90,000          20.59                $1.375          December 2000
                     35,000           8.01                $1.125(1)       October 1999
James W. Goodchild   90,000          20.59                $1.375          December 2000
                     50,000          11.44                $1.125(1)       October 1999
Thomas Glenister     60,000          13.73                $1.375          December 2000
                     20,000           4.58                $1.125(1)       October 1999

_______________________
(1)  These  options  were  originally granted in October  1994  at  an
     exercise  price  of  $2.875 per share.   In  August  1995,  these
     options were repriced at $1.125 per share.

      The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 1995 and the stock option and warrant values as of December 31, 1995.

     Aggregated Option and Warrant Exercises in Last Fiscal Year and Year End Option and Warrant Values

                                                            Number of
                                                           Securities                 Value of
                                                           Underlying              Unexercised
                                                          Unexercised             In-the-Money
                                                  Options/Warrants at      Options/Warrants at
                                                    December 31, 1995        December 31, 1995
                   Shares Acquired                       Exercisable/             Exercisable/
Name                   on Exercise    Value Realized    Unexercisable            Unexercisable
- ----------------------------------------------------------------------------------------------
Robert L. Knauss         0                   $0         79,500/60,000          $44,000/$22,500
James W. Goodchild       0                    0        113,667/73,333          $81,084/$39,166
Thomas Glenister         0                    0         40,000/40,000          $20,000/$15,000


      The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

Item  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents certain information regarding the beneficial ownership of all shares of Common Stock at March 29, 1996 by (i) each person who owns beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each named executive officer and (iv) all directors and officers as a group.

                                            Shares Beneficially Owned
    Name of Beneficial Owner(1)                Number       Percent
- ---------------------------------------------------------------------
    Citibank Switzerland                    1,000,000        16.93
    Paul R. Gregory                           742,000(2)     12.09
    Robert L. Knauss                          672,000(3)     11.07
    Homi M. Davier                            615,000(4)     10.21
    Richard H. Gibson                         378,331(5)      6.02
    Juris Padegs                              235,333(6)      3.93
    James Goodchild                           155,334(7)      2.56
    Morris Sandler                             95,000(8)      1.59
    Ted Reynolds                               70,000(9)      1.18
    Thomas Glenister                           66,667(10)     1.12
    Jo Ann Johnson                             19,000(11)     0.32
    All directors and officers
       as a group (9 persons)               2,670,334(12)    39.06
_________________________
 (1) The business address of each individual is the same as the address of the Company's principal executive offices except for Citibank Switzerland whose business address is P.O. Box 244, Zurich, Switzerland 8021; Mr. Gibson whose business address is 2321 A. West Loop 281, Longview, Texas 75604; Mr. Padegs whose business address is 345 Park Avenue, New York, New York 10154; Mr. Reynolds whose business address is 1300 Post Oak Boulevard, Suite 770, Houston, Texas 77056; and Mr. Sandler whose business address is 477 Madison Avenue, 8th Floor, New York, New York 10022.

 (2) Includes   233,000  shares  subject  to  options,  warrants   and
     Preferred Stock which are currently exercisable.

 (3) Includes   142,000  shares  subject  to  options,  warrants   and
     Preferred Stock which are currently exercisable and 25,000 shares to be issued for services rendered..

 (4) Includes   115,000  shares  subject  to  options,  warrants   and
     Preferred Stock which are currently exercisable.

 (5) Includes   378,331  shares  subject  to  options,  warrants   and
     Preferred Stock which are currently exercisable.

 (6) Includes   74,833  shares  subject  to  options,   warrants   and
     Preferred Stock which are currently exercisable.

 (7) Includes   138,667  shares  subject  to  options,  warrants   and
     Preferred Stock which are currently exercisable and 16,667 shares to be issued for services rendered.

 (8) Includes 70,000 shares subject to options and a warrant which are currently exercisable.

 (9) Includes 20,000 shares subject to options which are currently exercisable.

(10) Includes 40,000 shares subject to options and warrants which  are
     currently  exercisable  and  26,667  shares  to  be  issued   for
     services rendered.

(11) Includes 19,000 shares subject to options which are currently exercisable.

(12) Includes an aggregate of 852,500 shares subject to options, warrants and Preferred Stock which are currently exercisable and 68,334 shares to be issued for services rendered.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 1991, Messrs. Knauss, Davier and Gregory were each issued 500,000 shares of Common Stock for $37,000 each. In March 1991, Mr. Padegs subscribed for, and subsequently purchased, for an aggregate amount of $88,140, a total of 150,000 shares of Common Stock. In April 1992, Mr. Reynolds purchased 40,000 shares for $100,000. In June 1993, Mr. Reynolds purchased an additional 10,000 shares of Common Stock for $25,000.

      From March 1991 through December 1994, Mr. Knauss advanced to the Company a total of $253,220 of which $128,220 was on an interest-free basis. Of this amount, $40,000 was repaid in 1993, and $88,220 was repaid in May 1994 with proceeds from the Company's initial public offering. In October and December 1994, Mr. Knauss advanced an aggregate of $125,000, bearing interest at a rate of 10% per annum, and maturing on March 31, 1996. In connection with these advances, the Company issued Mr. Knauss warrants to purchase an aggregate of 12,500 shares of Common Stock at a price of $1.00 per share, which warrants became exercisable in August 1995 and expire in October 1999. Effective June 30, 1995, $125,000 in aggregate principal amount of notes payable to Mr. Knauss was converted to 12,500 shares of Series A Preferred Stock, convertible into 62,500 shares of Common Stock. In August 1995, the Board of Directors approved a bonus to Mr. Knauss for his efforts in connection with the Air Baltic transaction. Such bonus will consist of 25,000 shares to be issued and a $37,500 cash payment to be paid in 1996. In December 1995, Mr. Knauss advanced an aggregate of $20,000 bearing interest at a rate of 10% per annum, which matured on January 6, 1996. The Company repaid this advance in March 1996. In connection with this advance, the Company issued Mr. Knauss warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable and expire in December 2000. In December 1995, the
Company granted Mr. Knauss warrants to purchase 90,000 shares of Common Stock at a price of $1.375 per share for services rendered, which one-third of the warrants became exercisable in December 1995, one-third in December 1996, and one-third in December 1997.

      From January 1992 through March 1995, an affiliate of Dr. Gregory, Gregory Family Partnership, advanced to the Company a total of $447,161, of which $212,161 was on an interest-free basis. Of this amount, $53,614 was repaid in 1993, and $158,547 was repaid in May 1994 with proceeds from the Company's initial public offering. In October and December 1994, this affiliate advanced an aggregate of $135,000, bearing interest at a rate of 10% per annum, and maturing on March 31, 1996. In connection with these advances, the Company issued Dr. Gregory's affiliate warrants to purchase an aggregate of 13,500 shares of Common Stock at a price of $1.00 per share, which warrants became exercisable in August 1995 and expire in October 1999. In March 1995, this affiliate loaned an additional $100,000 to the Company, which loan bears interest at a rate of 10% per annum, and matured on June 30, 1995. In connection with this loan, Dr. Gregory's affiliate received a warrant to purchase 10,000 shares at an exercise price of $1.00 per share, which warrant became exercisable in August 1995 and expires in October 1999. Effective June 30, 1995, $235,000 in aggregate principal amount of notes payable to Dr. Gregory or his affiliates was converted to 23,500 shares of Series A Preferred Stock, which are convertible into 117,500 shares of Common Stock. In December 1995, an affiliate of Dr. Gregory advanced an aggregate of $20,000 bearing interest at a rate of 10% per annum, which matured on January 6, 1996. The Company repaid this advance in March 1996. In connection with this advance, the Company issued Dr. Gregory's affiliate warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable and expire in December 2000.

      From January 1992 through October 1994, Mr. Davier advanced to the Company a total of $150,736, of which $100,736 was on an interest-free basis. Of this amount, $14,980 was repaid in 1993 and $85,756 was repaid in May 1994 with proceeds from the Company's initial public offering. The remaining balance of $50,000 was advanced in October 1994, bears interest at a rate of 10% per annum and matures on March 31, 1996. In connection with the October 1994 advance, the Company issued Mr. Davier a warrant to purchase 5,000 shares of Common Stock at a price of $1.00 per share, which warrant became exercisable in August 1995 and expires in October 1999. Effective June 30, 1995, the 50,000 note payable to Mr. Davier was converted to 5,000 shares of Series A Preferred Stock, which are convertible into 25,000 shares of Common Stock.

      In June 1993, Baltic World Holdings, owned by Messrs. Davier, Knauss and Gregory, on behalf of the Company, advanced $144,000 to BIA, bearing interest at a rate of 12% per annum, payable in four quarterly payments of principal and accrued interest. In September 1993, such affiliate assigned all of its rights as creditor to the Company and to date BIA has made no payments to the Company. In addition, this affiliate originally owned 50% of BCS on behalf of the Company, and, in September 1993, assigned its 50% interest in BCS to the Company, effective March 1994.

      Consulting fees in the amount of $10,000 and $20,000 were paid to Capricorn Travel, a company controlled by Mr. Davier, during 1993 and 1994, respectively.

      During 1993, Messrs. Knauss, Davier and Gregory pledged 15% of the then issued and outstanding shares of Company Common Stock to secure the repayment of an aggregate principal amount of $623,340 of bridge loan financing. Such bridge loans were repaid in May 1994 with proceeds from the Company's initial public offering and the pledged shares were released.

      In May 1994, Baltic World Holdings, owned by Messrs. Knauss, Davier and Gregory leased two Boeing 727 aircraft from an unaffiliated third party for an aggregate monthly lease payment of $61,378. These airplanes are subleased by this affiliate to BIA for an aggregate monthly lease payment of $80,000. The Company believes that this arrangement is fair for the following reasons: (i) the Company guarantees the lease payments and manages the lease of the aircraft;
(ii) as a foreign entity, it is unlikely that BIA would have had access to the aircraft without the assistance of the Company; and
(iii) the Company was able to negotiate a favorable lease rate. The affiliate has assigned all of the revenues and expenses under the leases and subleases to the Company and the Company guarantees the affiliate's obligations under the leases. The leases and subleases terminate in July 1996.

      In October 1994, Mr. Padegs advanced to the Company $25,000. This indebtedness bears interest at a rate of 10% per annum and matures on March 31, 1996. In connection with the October 1994 advance, the Company issued Mr. Padegs a warrant to purchase 2,500 shares of Common Stock at a price of $1.00 per share, which warrant became exercisable in August 1995 and expires in October 1999. In March 1995, Mr. Padegs advanced $50,000 to the Company, which loan bears interest at a rate of 10% per annum, and matured on June 30, 1995. In connection with this loan, Mr. Padegs received a warrant to purchase 5,000 shares at an exercise price of $1.00 per share, which warrant became exercisable in August 1995 and expires in October 1999. Effective June 30, 1995, $75,000 in aggregate principal amount of notes payable to Mr. Padegs was converted to 7,500 shares of Series A Preferred Stock, which are convertible into 37,500 shares of Common Stock. In December 1995, Mr. Padegs advanced an aggregate of $20,000, bearing interest at a rate of 10% per annum, which matured on January 6, 1996. The Company repaid this advance in March 1996. In connection with this advance, the Company issued Mr. Padegs warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable in December 1995 and expire in December 2000.

      In December 1994, Mr. Goodchild advanced to the Company $50,000. This indebtedness bears interest at a rate of 10% per annum and matures on March 31, 1996. In connection with this advance,
Mr. Goodchild received a warrant to purchase 5,000 shares at an exercise price of $1.00 per share, which warrant became exercisable in August 1995 and expires in October 1999. Effective June 30, 1995, the $50,000 note payable to Mr. Goodchild was converted to 5,000 shares of Series A Preferred Stock, which are convertible into 25,000 shares of Common Stock. In August 1995, the Board of Directors approved a bonus to Mr. Goodchild for his efforts in connection with the Air Baltic transaction. Such bonus will consist of 16,667 shares to be issued for services rendered and a $25,000 cash payment to be paid in 1996. In December 1995, Mr. Goodchild advanced an aggregate of $20,000, bearing interest at a rate of 10% per annum, which matured on January 6, 1996. The Company repaid this advance in March 1996. In connection with this advance, the Company issued Mr. Goodchild warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable and expire in December 2000. In December 1995, the Company granted Mr. Goodchild warrants to purchase 90,000 shares of Common Stock at a price of $1.375 per share, which one-third of the warrants became exercisable in December 1995, one-third in December 1996, and one-third in December 1997.

      In December 1994, Mr. Knauss guaranteed a $50,000 bank loan to the Company. In March 1995, the principal amount of this loan was increased to $100,000, the interest rate was increased from 10.5% to 11.25% per annum, and Mr. Davier was added as a guarantor. The balance of the loan is $75,000 at December 31, 1995 which matured in January 1996. The Company has negotiated an extension to July 1996 with a $25,000 principal reduction which the Company has made.

      In June 1995, Mr. Sandler purchased 25,000 shares of Common Stock for $25,000. In August 1995, the Company issued a warrant to purchase 55,000 shares at an exercise price of $1.00 per share to Mr. Sandler for services rendered prior to his election to the board. This warrant expires in August 2000.

      Management believes that all prior related party transactions are on terms no less favorable to the Company as could be obtained from unaffiliated third parties. All ongoing and future transactions with such persons, including any loans to such persons, will be approved by a majority of disinterested, independent outside members of the Company's Board of Directors.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.        Identification of Exhibit

   2.1(2)--    Plan and Agreement of Recapitalization
   3.1(a)(2)-- Restated Articles of Incorporation
   3.1(b)(2)-- Amended Articles of Incorporation
   3.1(c)(2)-- Articles of Correction
   3.2(2)--    Bylaws
   3.3(2)--    Statement   of   Resolution   Establishing    and
               Designating  a  Series  of Shares of the  Company,  Series  A
               Cumulative Preferred Stock, $10.00 par value
   3.4(5)--    Certificate  of Elimination of  Shares  Designated
               as Series A Cumulative Preferred Stock
   3.5(5)--    Certificate   of  the  Designation,   Preference,
               Rights  and  Limitations of Convertible Redeemable  Series  A
               Preferred Stock
   4.1(2)--    Common Stock Specimen
   5.1(1)--    Opinion Regarding Legality
  10.1(2)--    Form  of  August 1993 through  January  1994  Loan
               Documents
  10.2(2)--    Form of August 1993 through January 1994 Common Stock Warrants
  10.3(4)--    1992 Equity Incentive Plan, as amended
  10.4(2)--    Employment Agreement between the Company and Robert L. Knauss
  10.5(2)--    Employment Agreement between the Company and Homi M. Davier
  10.6(2)--    Employment Agreement between the Company and Michael Pemberton
  10.7(2)--    Baltic  International  Airlines   Joint   Venture
               Limited  Liability  Company  Agreement  between  the  Latvian
               Civil Aviation Board and the Company
  10.8(2)--    Protocol No. 1 dated July 1991
  10.9(2)--    Protocol No. 4 dated May 9, 1992
  10.10(2)--   Protocol No. 5 dated July 21, 1992
  10.11(2)--   Protocol No. 6 dated February 5, 1993
  10.12(2)--   Settlement  Agreement  between  the  Company   and
               Latvian  Airlines  and  Ministry  of  Transportation  of  the
               Republic of Latvia
  10.13(2)--   Partnership Agreement of Baltic World Air  Freight
               between the Company and T.G. Shown & Associates, Inc.
  10.14(2)--   Baltic   Catering   Limited   Liability   Company
               Agreement between the Company and ARVO, Ltd.
  10.15(2)--   Assignment  to  the  Company  from  Baltic   World
               Holdings, Ltd.
  10.16(2)--   Baltic  Travel  Services Joint  Venture  Agreement
               between the Company and Chapman Freeborn GmbH
  10.17(2)--   Agreement  of Representation between  the  Latvian
               Civil Aviation Department and the Company
  10.18(2)--   DC9 Lease Agreement
  10.19(2)--   Letter  of  Intent  between   the   Company   and
               Northwest Airlines
  10.20(2)--   Facilities Lease Agreement
  10.21(2)--   Management Services Agreement between the  Company
               and Baltic International Airlines
  10.22(2)--   Memorandum of Understanding  between  the  Company
               and the  Department  of Air Transport  of  the  Republic  of
               Georgia
  10.23(2)--   Maintenance Training Services Agreement
  10.24(2)--   Bank Settlement Plan Agreement
  10.25(2)--   Letter  of  Intent  regarding  lease  of   Boeing
               aircraft
  10.26(2)--   Extension  Agreement  regarding  lease  of  Boeing
               aircraft
  10.27(3)--   Lease Agreement for Boeing aircraft
  10.28(3)--   Amendment to Lease of Boeing aircraft
  10.29(3)--   Baltic Aerospace Interiors Letter of Intent
  10.30(3)--   BIUSA/SAS Letter of Intent
  10.31(3)--   Lithuania/Northwest  Airlines/BIUSA   Letter   of
               Intent
  10.32(3)--   Assignment   Agreement   between   Baltic   World
               Holdings, Ltd. and the Company
  10.33(3)--   Acquisition   Agreement   with   T.G.   Shown   &
               Associates, Inc.
  10.34(3)--   Memorandum of Understanding between  the  Company,
               BIA and SAS

  10.35(3)--   Loan Agreement with Charter Bank
  10.36(7)--   Air Baltic Joint Venture Agreement
  10.37(9)--   Wet Lease Agreement with Air Baltic
  10.38(9)--   Articles of Incorporation of LAMCO
  10.39(9)--   Memorandum of Understanding with TopFlight
  10.40(9)--   Amendment to Air Baltic Joint Venture Agreement
  10.41(8)--   Share Purchase Agreement with SAS

  10.42(10)--  Airo Catering  Services Joint Venture Agreement
  10.43(10)--  Riga Catering Services Shareholders' Agreement

  16.1(6)--    Letter on Change in Certifying Accountant
_____________________
(1) Filed herewith.

(2) Previously  filed  as  an  exhibit to the  Company's  Registration
    Statement   on  Form  SB-2  (No.  33-74654-D),  as  amended,   and
    incorporated herein by reference thereto.

(3) Previously  filed  as  an  exhibit to the  Company's  Registration
    Statement   on   Form  SB-2  (No.  33-86378),  as   amended,   and
    incorporated herein by reference thereto.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (33-90030), and incorporated herein by reference thereto.

(5) Previously  filed as an exhibit to the Company's Quarterly  Report
    on   Form  10-QSB  for  the  quarter  ended  June  30,  1995,  and incorporated herein by reference thereto.

(6) Previously filed as an exhibit to the Company's Current Report  on
    Form  8-K  dated  July  14,  1995,  and  incorporated  herein   by
    reference thereto.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 29, 1995, and incorporated herein by reference thereto.

(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 10, 1996, and incorporated herein by reference thereto.

(9)  Previously filed as an exhibit to the Company's Registration
     Statement on Form SB-2 (File No. 333-860), and incorporated herein by reference thereto.

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1995.

                 BALTIC INTERNATIONAL USA, INC.

                 INDEX TO FINANCIAL STATEMENTS
                                                                         Page

Baltic International USA, Inc.

Independent auditors' report                                              F-2

Report of independent accountants                                         F-3

Consolidated balance sheets at December 31, 1995 and 1994                 F-4

Consolidated statements of operations for  the years ended
 December 31, 1995, 1994 and 1993                                         F-5

Consolidated statements of stockholders' equity (deficit) for the years
 ended December 31, 1995, 1994 and 1993                                   F-6

Consolidated statements of cash flows for  the years ended
 December 31, 1995, 1994 and 1993                                         F-8

Notes to consolidated financial statements                                F-10

Baltic International Airlines

Independent auditors' report                                              F-22

Report of independent accountants                                         F-23

Balance sheets at December 31, 1995 and  1994                             F-24

Statements of operations for the years ended
 December 31, 1995, 1994 and 1993                                         F-25

Statements of joint venture partners' equity (deficit) for
 the years ended December 31, 1995,  1994 and 1993                        F-26

Statements  of cash flows for the years ended December 31, 1995,  1994
and 1993                                                                  F-27

Notes to financial statements                                             F-28

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Baltic International USA, Inc.

We have audited the consolidated balance sheet of Baltic International USA, Inc. as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Baltic International USA, Inc. is a joint venture partner in a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant interest in Baltic International Airlines which has incurred losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP
BDO Seidman, LLP


Houston, Texas
April 2, 1996

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Baltic International USA, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Baltic International USA, Inc. at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial statements include a significant investment in Baltic International Airlines which has incurred losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baltic International USA, Inc. is a joint venture partner in a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties (Notes 2 and 8).





/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Houston, Texas
March 30, 1995

                          BALTIC INTERNATIONAL USA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                            -------------------------------------
                                                                                       1995                  1994
                                                                            ---------------       ---------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents,
      including time deposits of $50,000 in 1994 ...................        $       139,240       $        98,757
   Accounts receivable:
      Trade ........................................................                 87,178                67,690
      Affiliates....................................................                100,000                    --
   Income taxes receivable..........................................                 16,860                16,860
   Inventory........................................................                 14,265                    --
   Prepaids and deposits............................................                  6,418                50,000
                                                                            ---------------       ---------------
   Total current assets.............................................                363,961               233,307
PROPERTY AND EQUIPMENT, net ........................................                 20,035                 7,635
ADVANCES TO AIR BALTIC CORPORATION..................................              2,630,000                    --
INVESTMENT IN BALTIC CATERING SERVICES .............................                284,834               198,610
GOODWILL, NET.......................................................                223,593               160,785
                                                                            ---------------       ---------------
   Total assets.....................................................        $     3,522,423       $       600,337
                                                                            ===============       ===============

                                           LIABILITIES AND STOCKHOLDERS'
                                                 EQUITY (DEFICIT)
CURRENT LIABILITIES
      Accounts payable and accrued liabilities .....................        $       807,470       $       439,592
      Short-term debt, net..........................................                324,063               195,000
      Commitments for guarantees on BIA liabilities.................              1,019,521                    --
      Other current liabilities.....................................                342,143                    --
                                                                            ---------------       ---------------
      Total current liabilities.....................................              2,493,197               634,592
LONG-TERM DEBT, net.................................................                     --               276,991
NOTES PAYABLE TO STOCKHOLDERS.......................................                     --               346,739
OTHER LONG-TERM LIABILITIES.........................................                     --               327,188
                                                                            ---------------       ---------------
      Total liabilities.............................................              2,493,197             1,585,510
                                                                            ---------------       ---------------
COMMITMENTS AND CONTINGENCIES.......................................

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $2 convertible, $10 par value, 500,000 shares
      authorized, 123,000 shares issued and outstanding.............              1,230,000                    --
- -
      Common stock, $.01 par value, 20,000,000 share authorized,
        5,758,241 and 2,919,400 shares issued and outstanding ......                 57,582                29,194
      Additional paid-in capital....................................              8,703,883             5,760,123
      Accumulated deficit...........................................             (8,962,239)           (6,774,490)
                                                                            ----------------      ---------------
      Total stockholders' equity (deficit)..........................              1,029,226              (985,173)
                                                                            ---------------       ---------------
      Total liabilities and stockholders'
       equity (deficit).............................................        $     3,522,423       $       600,337
                                                                            ===============       ===============


   See accompanying notes to consolidated financial statements.

                          BALTIC INTERNATIONAL USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year  Ended December 31,
                                                ------------------------------------------------
                                                          1995             1994             1993
                                                --------------   --------------   --------------
  REVENUES:
  Wet Lease Agreement with Air Baltic.........  $    1,500,000   $           --   $           --
  Aircraft rental income from BIA.............         480,000               --               --
  Freight revenue.............................         577,542           85,052            8,264
  Fee revenue.................................       1,500,000               --          180,000
  Commissions from BIA........................          78,845               --          147,560
  Food distribution...........................          21,685               --               --
  Net equity in earnings of BCS and BWAF......         369.223          241,076           53,475
                                                --------------   --------------   --------------
  Total operating revenues....................       4,527,295          326,128          389,299
                                                --------------   --------------   --------------

OPERATING EXPENSES:
  Cost of revenue:
    Aircraft rental...........................         605,289          370,196               --
    Freight...................................         342,652           58,597               --
    Food distribution.........................          21,373               --               --
  Personnel and consulting....................       1,108,946          461,490          194,801
  Legal and professional......................         324,916          196,181            9,925
  Other general and administrative............         961,458          831,656          104,094
  Net equity in losses of BIA.................       3,440,445        4,580,752          490,954
                                                --------------   --------------   --------------
  Total operating expenses....................       6,805,079        6,498,872          799,774
                                                --------------   --------------   --------------
LOSS FROM OPERATIONS..........................      (2,277,784)      (6,172,744)        (410,475)
                                                ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE):
  Interest expense............................        (197,505)        (121,234)         (42,785)
  Interest income.............................         195,415            8,510           29,423
  Other  .....................................         152,250               --               --
                                                --------------   ---------------  --------------
TOTAL OTHER INCOME (EXPENSE)..................         150,160         (112,724)         (13,362)
                                                --------------   ---------------  ---------------

LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM......................      (2,127,624)      (6,285,468)        (423,837)

INCOME TAX (EXPENSE) BENEFIT..................              --            6,860           (6,860)
                                                ---------------  --------------   --------------

LOSS BEFORE
  EXTRAORDINARY ITEM..........................      (2,127,624)      (6,278,608)        (430,697)

EXTRAORDINARY LOSS - EARLY
  EXTINGUISHMENT OF DEBT......................              --          (64,587)              --
                                                --------------   ---------------  --------------

NET LOSS .....................................      (2,127,624)  $   (6,343,195)   $    (430,697)
                                                ==============   ==============   ==============

LOSS PER COMMON SHARE

  Loss before extraordinary item..............  $        (0.51)  $        (2.37)   $       (0.21)
  Net loss....................................  $        (0.51)  $        (2.40)   $       (0.21)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.................................       4,273,858        2,645,427        2,025,207
                                                ==============   ==============   ==============


          See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                Common Stock
                                                                       Convertible            Issued/subscribed             Stock
                                                       Preferred        Preferred         ------------------------     Subscriptions
                                                        Stock             Stock            Shares          Amount        Receivable
                                                       --------         ----------        ---------        -------        ---------
Balance, January 1, 1993 ......................            --                 --          1,942,200        $19,422        $ (50,000)

Shares issued .................................        $ 16,660               --            177,200          1,772             --
Warrants issued in connection
  with Bridge Notes ...........................            --                 --               --             --               --
Contribution of BWH ...........................            --                 --               --             --               --
Collection of stock
  subscription receivable .....................            --                 --               --             --             50,000
Net loss ......................................            --                 --               --             --               --
                                                       --------         ----------        ---------        -------        ---------
Balance, December 31, 1993 ....................          16,660               --          2,119,400         21,194             --
Warrants and stock issued in
  conjunction with Bridge Notes ...............          30,000               --               --             --               --
Net proceeds from initial
  public offering .............................            --                 --            800,000          8,000             --
Redemption of stock ...........................         (46,660)              --               --             --               --
Net loss ......................................            --                 --               --             --               --
Dividends paid on preferred
  stock .......................................            --                 --               --             --               --
                                                       --------         ----------        ---------        -------        ---------
Balance, December 31, 1994 ....................            --                 --          2,919,400         29,194             --



Shares issued .................................            --                 --          2,722,841         27,228         (109,000)

Debt converted to common
  stock .......................................            --                 --            116,000          1,160             --
Debt converted to
  preferred stock .............................            --           $1,230,000             --             --               --
Collection of stock
  subscription receivable .....................            --                 --               --             --            109,000
Net loss ......................................            --                 --               --             --               --
Dividends on preferred stock ..................            --                 --               --             --               --
                                                       --------         ----------        ---------        -------        ---------
Balance, December 31, 1995 ....................        $      0         $1,230,000        5,758,241        $57,582        $       0
                                                       ========         ==========        =========        =======        =========

          See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)

                                   Additional
                                    Paid-in      Accumulated
                                    Capital       Deficit         Total
                                  -----------    -----------    -----------
Balance, January 1, 1993 ......   $   727,246           --      $   696,668

Shares issued .................       462,235           --          480,667
Warrants issued in connection
  with Bridge Notes ...........        64,243           --           64,243
Contribution of BWH ...........        38,414           --           38,414
Collection of stock
  subscription receivable .....          --             --           50,000
Net loss ......................          --      $  (430,697)      (430,697)
                                  -----------    -----------    -----------

Balance, December 31, 1993 ....     1,292,138       (430,697)       899,295

Warrants and stock issued in
  conjunction with Bridge Notes       124,220           --          154,220
Net proceeds from initial
  public offering .............     4,343,765           --        4,351,765
Redemption of stock ...........       (46,660)
Net loss ......................          --       (6,343,195)    (6,343,195)
Dividends paid on preferred
  stock .......................          --             (598)          (598)
                                  -----------    -----------    -----------

Balance, December 31, 1994 ....     5,760,123     (6,774,490)      (985,173)

Shares issued .................     2,886,783           --        2,805,011
Debt converted to common
  stock .......................       143,840           --          145,000
Debt converted to
  preferred stock .............       (86,863)          --        1,143,137
Collection of stock
  subscription receivable .....          --             --          109,000
Net loss ......................          --       (2,127,624)    (2,127,624)
Dividends on
  preferred stock .............          --          (60,125)       (60,125)
                                  -----------    -----------    -----------

Balance, December 31, 1995 ....   $ 8,703,883    $(8,962,239)   $ 1,029,226
                                  ===========    ===========    ===========
          See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------------------
                                                                                   1995                  1994                1993
                                                                               -------------         ------------         ----------
Cash flows from operating activities:
  Net loss ............................................................         $(2,127,624)         $(6,343,195)         $(430,697)
  Noncash adjustments:
    Net equity in (earnings) and losses of:
      BIA .............................................................           3,440,445            4,580,752            490,954
      Other joint ventures ............................................            (369,223)            (241,076)           (53,475)
    Depreciation and amortization .....................................              19,678                6,353              2,087
    Amortization of debt costs and discount ...........................              92,070               83,263             17,343
    Notes payable issued for expenses .................................                --                   --               36,342
    Equity issued for expenses ........................................                --                   --                6,206
    Deferred compensation expense .....................................             190,145               88,308              8,110
    Write-off of deferred costs .......................................                --                105,351               --
    Fee income reflected as increase in
      advance to joint venture ........................................                --                   --             (356,983)
    Extraordinary loss from early
      extinguishment of debt ..........................................                --                 64,587               --
    Increase/decrease in current assets
      and liabilities:
        Accounts receivable ...........................................            (108,540)             (62,690)            (5,000)
        Accounts payable and accrued liabilities ......................             337,253              331,193             (8,510)
        Income taxes payable/receivable ...............................                --                (23,720)             6,860
        Prepaid and other .............................................              45,438                 --                 --
        Inventory .....................................................              (8,066)                --                 --
        Commitments for guarantees ....................................           1,019,521                 --                 --
                                                                                -----------          -----------          ---------
         Net cash provided by (used by)
         operating activities .........................................           2,531,097           (1,410,874)          (286,763)
                                                                                -----------          -----------          ---------

Cash flows from investing activities:
  Investment in and advances to joint ventures ........................          (6,070,445)          (3,254,675)          (613,044)
  Distributions and repayments from joint ventures ....................             282,999              507,413            130,717
  Acquisition of net assets of ADC, net
    of $38,882 cash ...................................................             (29,954)                --                 --
  Disposal of property ................................................               6,074                 --                 --
  Acquisition of property and equipment ...............................             (11,348)              (5,555)            (3,811)
                                                                                -----------          -----------          ---------
         Net cash used by investing activities ........................          (5,828,748)          (2,752,817)          (486,138)
                                                                                -----------          -----------          ---------

          See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                          Year  Ended December 31,
                                                   ---------------------------------------
                                                     1995             1994         1993
                                                   -----------    -----------    ---------
Cash flows from financing activities:
  New borrowings ...............................   $ 1,066,000    $ 1,625,006    $ 777,120
  Increase in debt issuance costs ..............          --          (58,669)    (118,683)
  Repayment of debt and long-term obligations ..      (264,712)    (1,756,092)    (141,000)
  Deferred lease credit ........................       (85,659)          --           --
  Issuance of stock, net of related costs ......     2,652,005      4,481,759      228,660

  Preferred dividends paid .....................       (29,500)          (598)        --
  Redemption of preferred stock ................          --          (46,660)        --
                                                   -----------    -----------    ---------
         Net cash provided by financing
         activities ............................     3,338,134      4,244,746      746,097
                                                   -----------    -----------    ---------
Net increase (decrease) in cash and
  cash equivalents .............................        40,483         81,055      (26,804)
Cash and cash equivalents, beginning of period .        98,757         17,702       44,506
                                                   -----------    -----------    ---------
Cash and cash equivalents, end of period .......   $   139,240    $    98,757    $  17,702
                                                   ===========    ===========    =========


Supplemental disclosure of noncash transactions:
  Services and expenses contributed to BIA .....   $   563,815    $ 2,969,561    $ 356,983
  Conversion of account payable to equity ......          --             --        171,000
  Conversion of notes payable to equity ........     1,288,137           --         81,700
  Accrual of deferred stock offering costs .....          --             --        100,000
  Dividends declared and paid in
    subsequent period ..........................        30,625           --           --

Supplemental disclosure of interest paid .......   $    96,771    $    42,552    $  22,098
Supplemental disclosure of income
  taxes paid ...................................           $--    $    16,860    $     636






   See accompanying notes to consolidated financial statements.

                  BALTIC INTERNATIONAL USA, INC.
            Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business operations

Baltic International USA, Inc. (the "Company" or "BIUSA"), a Texas corporation, was organized on March 1, 1991 to identify, form and participate in aviation-related and other business ventures in the former Soviet Union.

The  Company  owns a 49% interest in and assists in the  management  of
Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to a new Latvian carrier, Air Baltic Corporation ("Air Baltic") effective October 1, 1995. The Company owns a 8.02% interest in Air Baltic after the sale of 12% of Air Baltic stock in January 1996 discussed in Note 12. The Company is also engaged in providing services to BIA and other airlines through its 50% interest in Baltic Catering Services ("BCS"), a Riga, Latvia-based aviation catering and distribution company. The Company also serves as a freight forwarder to BIA and Air Baltic through Baltic World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a distribution company. BIUSA's main assets are its ownership interests in BIA, advances to Air Baltic Corporation, and its sales contracts with BIA and Air Baltic (see Note 3).

Basis of accounting

Revenues are recognized when earned and expenses are recognized when the goods and services are acquired or provided. Sales commissions are earned when transportation on BIA is provided. In 1994 and 1995, the Company deferred recognition of revenues earned from BIA due to the uncertain collectibility of such revenues. The Company accounts for its investment in BIA and BCS using the equity method. The Company's investment in BIA has been written down to zero. The Company has recorded additional liabilities for commitments for guarantees on BIA liabilities. The Company is not committed to provide further financial support to BIA other than the guaranteed amounts. Therefore, the Company has discontinued applying the equity method for its equity in the losses of BIA.

Principles of consolidation

The  consolidated  financial statements include  the  accounts  of  the
Company  and  its  wholly  owned  subsidiaries  (BWAF  and  ADC).   All
significant   intercompany   accounts  and   transactions   have   been
eliminated.

Property, equipment and depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

Debt issuance costs

Debt issuance costs of $48,000 relating to the Company's bridge notes payable were deferred at December 31, 1993. Such costs were amortized using the interest method until the early retirement of such notes in May 1994. Other debt issuance costs deferred at December 31, 1993 were charged to expense during 1994 because the related financing was not obtained.

Goodwill

Goodwill results from the acquisition of the remaining 50% interest in BWAF and the acquisition of the Miller distribution rights in Riga, Latvia by ADC (see Note 3). Goodwill is amortized over ten years.

Income taxes

Deferred income taxes result from temporary differences between the financial statements and tax basis of assets and liabilities (see Note
5).

The Company has not recognized the tax effect of the losses and undistributed earnings of its foreign joint venture investments. The Company intends to indefinitely reinvest undistributed earnings of its foreign joint ventures.

Statement of cash flows

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Loss per common share

Net loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are included in the computation if dilutive.

Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

New accounting pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121,
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In November 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which addresses the financial accounting and reporting standards for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. These pronouncements are effective for fiscal years beginning after December 15, 1995. The Company will be required to implement these statements for the year ended December 31, 1996. Implementation of these pronouncements should have no material effect on the Company's financial statements.

Management's estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Substantially all of the Company's assets and revenue sources are heavily concentrated in Latvia and Lithuania and in its affiliation with BIA. Failure of BIA to perform up to the terms of its obligations due to economic or political circumstances would result in a material credit risk to the Company.

At December 31, 1995, the Company's cash in financial institutions exceeded the federally insured deposits limit by $1,286.

Reclassifications

Certain prior amounts have been reclassified to conform to 1995 consolidated financial statement presentation.

NOTE 2 - FINANCIAL CONDITION AND LIQUIDITY

The Company has made significant investments in and advances to BIA which has incurred losses of $12,408,524 from inception through December 31, 1995. The Company has loaned an additional $636,156 to BIA through March 31, 1996. As further explained in Note 3, the Company elected to forgive $4,042,255 of debt previously written off to BIA as of September 30, 1995. The Company's future plans for BIA are to continue operations as a charter and cargo service in the Baltic region. However, BIA has not conducted any substantive business operations since October 1995. Management believes that results of operations have been and will continue to be affected by various factors typically encountered by businesses in the start-up phase and in the airline industry. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of its business ventures, competition, economic and political factors, seasonality and the need for additional capital.

The Company and BIA require substantial capital to pursue their operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements.

In the event that inflation or other factors were to increase the cost of doing business in Latvia, or if a change in the political or economic climate occurred, many perceived business opportunities based on cost advantage may not be available. Political stability in Latvia remains dependent, in part, on political events in neighboring republics. Accordingly, unforeseeable and uncontrollable costs and political factors could adversely affect BIA's operations and its ability to implement its business strategy.

The above factors have adversely affected the Company's capital resources and liquidity and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

On May 5, 1994, the Company received $5,040,000 in net proceeds from its initial public offering of 800,000 units, each consisting of one share of common stock, par value $0.01 per share, and a warrant to purchase an additional one-half share of common stock at $6.00 per share, subject to adjustment, exercisable under certain circumstances through April 1996. The Company used approximately $1,773,000 of such proceeds to redeem indebtedness and preferred stock outstanding and approximately $605,000 to pay additional related offering expenses. The Company also advanced approximately $2,000,000 to BIA to fund its growth and capital needs which has since been written off.

The Company has supplemented cash flow through the issuance of stock and borrowings. From January through March 1995, the Company issued $800,000 in bridge financing notes payable, pursuant to which warrants to purchase 80,000 shares of Common Stock of the Company at $1.00 per share were issued. In the third quarter of 1995, the Company issued additional warrants to purchase an aggregate of 160,000 shares to consultants for services rendered. These warrants are exercisable for $1.00 per share and expire in August 2000. Effective June 30, 1995, an aggregate principal amount of $1,185,000 of bridge notes payable was converted to 118,500 shares of Preferred Stock convertible into 592,500 shares of Common Stock, and $145,000 in short-term debt was converted into 116,000 shares of Common Stock. In September 1995, an additional $145,000 of bridge notes was converted to 14,500 shares of Preferred Stock convertible into 72,500 shares of Common Stock. Also during 1995, the Company received proceeds of $2,914,011 relating to the issuance of 2,722,841 shares of common stock pursuant to private sales and the exercise of outstanding stock options. During the first quarter of 1996, the Company received proceeds of approximately
$101,338  relating to the issuance of 147,351 shares  of  common  stock
pursuant  to  private  sales and the exercise  of  stock  options.   In
February and March 1996, the Company issued 50 shares of Series B Convertible Redeemable Preferred Stock for net proceeds of $1,093,750. The Company believes it has sufficient ability to obtain additional financing from key officers, directors and certain investors.

The Company's operations have been insufficient as a source of funds to meet the Company's capital requirements and other liquidity needs. The Company believes it can raise sufficient amounts of equity and obtain debt financing in order to meet its required liquidity requirements for the remainder of the year ending December 31, 1996. However, management has no specific plans or commitments with respect thereto for the Company, and there can be no assurance the Company will be successful in any effort. Historical earnings history of the Company have been directly affected by the consistent advances to BIA. The Company does not anticipate any further advances to BIA which would adversely impact earnings. The other operating interest of the Company do not require significant advances and are currently profitable.


NOTE 3 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Baltic International Airlines

The Company entered into a joint venture agreement with the Latvian Civil Aviation Department, an agency of the Government of Latvia (the "Latvian Partner"), on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. The Company currently owns a 49% interest in BIA.

In September 1994, the Company contributed $2 million of its advances to BIA in exchange for an increase in its percentage interest in BIA from 40% to 49%. The Company incurred a loss on its investment in BIA of $1,250,000 as a result of this transaction. The Latvian Partner has indicated its intention to contribute real estate to BIA with a value of at least $500,000. In December 1994, the Company contributed $969,561 of its advances to BIA representing uncollected charges for interest and fees.

At September 30, 1995, BIUSA elected to forgive $4,042,255 of debt from BIA. The Company transferred its remaining investment in and advances to BIA in the amount of $1,302,600 to advances to Air Baltic upon completion of the Air Baltic Joint Venture Agreement. On October 1, 1995, the scheduled passenger service operation of BIA was transferred to Air Baltic. BIA currently has no substantive operations.

From January 1, 1996 to March 31, 1996, the Company advanced an additional $636,156 to BIA. Management believes that it is in the best interest of both BIUSA and BIA for BIA to remain an operating charter and cargo airline. As BIA will likely continue to operate as a charter and cargo airline in the Baltic region, the Company believes that maintaining BIA's airline certification and maintaining the goodwill of BIA's debtors is beneficial to BIUSA.

Summarized financial data for BIA is as follows:
                                                           December 31,
                                                 -------------------------------
                                                    1995                1994
                                                 -----------        ------------
Current assets ...........................       $   338,691        $   688,397
Noncurrent assets ........................           388,012          2,124,897
                                                 -----------        -----------
Total assets .............................       $   726,703        $ 2,813,294
                                                 ===========        ===========
Current liabilities ......................       $ 4,085,872        $ 1,635,322
Noncurrent liabilities ...................         2,783,006          2,008,272
Partners' deficit ........................        (6,142,175)          (830,300)
                                                 -----------        -----------
Total liabilities and partners'
  deficit ................................       $   726,703        $ 2,813,294
                                                 ===========        ===========

                                              Year  Ended December 31,
                                    --------------------------------------------
                                       1995             1994             1993
                                    ------------    ------------    ------------
Revenues .......................    $ 8,760,990     $ 7,510,362     $ 3,608,575
Loss from operations ...........     (8,205,708)     (4,895,797)     (1,264,915)
Net loss .......................     (5,875,690)     (5,112,664)     (1,311,955)

Total debt forgiven was $4,042,255 which was recorded as extraordinary income by BIA. The Company did not recognize its equity share of this extraordinary income.

Losses relating to BIA as reflected in the accompanying statement of operations comprised:
                                                  Year  Ended December 31,
                                              ----------------------------------
                                                 1995         1994        1993
                                              ----------   ----------   --------
Equity in losses of BIA ...................   $3,440,445   $2,258,070   $490,954
Provision for losses on investment in
  and advances to BIA resulting from
  losses attributable to the Latvian
  Partner funded by the Company ...........         --        721,257       --
Allowance for collectibility of advances
  to and accounts receivable from BIA .....         --      1,601,425       --
                                              ----------   ----------   --------
Total .....................................   $3,440,445   $4,580,752   $490,954
                                              ==========   ==========   ========

The Company's investment in BIA is summarized as follows:
                                                               December 31,
                                                           ---------------------
                                                           1995         1994
                                                           ----     ------------
Proportionate investment in equity (deficit)
  of BIA ..............................................     $--     $  (406,847)
Advances to and accounts receivable from BIA ..........      --       2,008,272
Allowance for collectibility of advances to
  and accounts receivable from BIA ....................      --      (1,601,425)
                                                            ---     -----------
      Total investment in and advances to BIA .........     $--     $      --
                                                            ===     ===========

Baltic World Air Freight

On September 5, 1992, the Board of Directors of the Company approved the formation of a joint venture to market and operate the air cargo services of BIA and serve as the cargo sales agent for BIA. On September 11, 1992, BWAF was formed as a California partnership, in which the Company owned a 50 percent partnership interest. In October 1994, the Company purchased the remaining 50% interest in BWAF for approximately $165,000. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company was obligated to either issue unregistered shares of common stock of the Company with a value of $145,000, or pay such amount in cash. In 1995, the Company issued 145,000 shares of common stock in satisfaction of the purchase. The results of operations of BWAF have been combined with those of the Company effective October 1, 1994.

Baltic Catering Services

On July 1, 1993, the Board of Directors of the Company authorized the Company to enter into the BCS joint venture, a Riga, Latvia, limited liability company, to supply the catering needs of BIA and other airlines with operations in Riga. BCS was formed initially on March 26, 1993 as a joint venture between ARVO, Ltd., a Latvian limited liability company, and Baltic World Holdings, Ltd., a U.S. Virgin Islands company owned by certain of the Company's stockholders. On September 30, 1993, Baltic World Holdings, Ltd. assigned and transferred all of its rights and privileges of its 50 percent ownership of BCS to the Company retroactively to March 26, 1993.

In February 1996, the Company entered into a joint venture agreement with TOPflight AB, a Swedish company to create a joint venture, Airo Catering Services ("ACS"), that will set up airline catering facilities across Eastern Europe. The Company owns 51% of ACS and TOPflight AB owns 49%. ACS is developing a detailed business plan targeting six airports for in-flight catering development. On April 2, 1996, the catering operations of BCS were acquired by Riga Catering Services ("RCS"), previously owned by TOPflight AB, in exchange for shares in RCS. RCS is currently owned 35% by ACS, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS. The business of BCS after the transfer of the catering business to RCS is the operation of the restaurant in the Riga Airport. The total assets remaining after the transfer of the catering business is about $230,000. The Company will account for the acquisition of its interest in RCS using the purchase method of accounting..

Summarized combined financial information for BWAF through September 30, 1994 and BCS is as follows:
                                            December 31,
                                         1995         1994
                                       --------     ---------
Current assets                        $ 291,967    $ 135,362
Noncurrent assets                       270,218      319,174
                                       --------     --------
Total assets                          $ 562,185    $ 454,536
                                       ========     ========
Current liabilities                   $   3,686    $  57,316
Equity                                  558,499      397,220
                                        -------     --------
Total liabilities and equity          $ 562,185    $ 454,536
                                       ========     ========

                                     Year  Ended  December 31,
                                   1995        1994         1993
                                ---------    ---------    --------
Operating revenue              $2,341,881   $1,520,004    $270,213
Income from operations            714,734      482,153     106,949
Net income                        727,278      482,153     106,949


Air Baltic Corporation

On August 29, 1995, a Joint Venture Agreement was signed between the Company, the Republic of Latvia ("Latvia"), Scandinavian Airlines Systems Denmark-Norway-Sweden ("SAS"), Investeringsfonden for Ostlandene (the Investment Fund for Central and Eastern Europe - "IO") and Swedfund International AB ("Swedfund") (collectively, the "Parties"), for the establishment of a Latvian national airline, Air Baltic Corporation.

Upon completion of the Joint Venture Agreement, as amended on November 27, 1995, Air Baltic will have a share capital of $11.7 million consisting of $3.4 million cash and $8.3 million other assets including
real  estate,  with  the  following ownership  percentages:   Latvia  -
51.07%,  the Company - 20.02%, SAS - 16.51%, IO - 6.2% and  Swedfund  -
6.2%.  The Company obtained its 20.02% interest based on its cumulative-
to-date  investments  in  and  advances  to  BIA.   The  Joint  Venture
Agreement provides that supplemental funding in the amount of $4.0 million for working capital as necessary, will be provided by the Nordic Investment Bank, or a similar financial institution.

Furthermore, the Parties agreed to provide subordinated debt loans as necessary to Air Baltic, totaling approximately $10.1 million, of which the Company's portion was $290,000. In January 1996, SAS assumed the Company's $290,000 portion of the subordinated debt. The obligation to provide such financing will expire on December 31, 1997. The Company has agreed to pay all aviation-related payables of BIA as of November 27, 1995.

Through December 31, 1995, all of the cash capital had been contributed to Air Baltic and the title to the real estate being contributed to Air Baltic was in the process of being transferred. See Note 12 for discussion of the agreement entered into in January 1996 between the Company and SAS to sell 12% of Air Baltic stock owned by the Company to SAS.

The Company has accounted for its investment in Air Baltic using the cost basis of accounting given the 12% interest in Air Baltic that was sold to SAS in January 1996 was considered temporarily owned as of December 31, 1995. Additionally, the Company gave up its board sear in connection with the sale of Air Baltic stock to SAS, and the Company cannot influence any of the corporate decisions of Air Baltic and acts similar to a passive minority investor. The Company's influence over and participation in the management of Air Baltic is nominal.

American Distributing Company

The Company has been granted exclusive rights to distribute selected Kraft products throughout the Baltic States which will be managed through its wholly owned subsidiary, ADC. Additionally, ADC will manage the Company's rights to distribute Miller Beer products in St. Petersburg, Russia and Riga, Latvia. ADC is a Latvian limited liability company which began operations on December 1, 1995. ADC will operate the Kraft operation independently, but will work with a local St. Petersburg based company to commence activities related to distribution of Miller products in St. Petersburg.

Latavio

On September 6, 1995, the Company invested $468,950 for a 25% share of a non-profit state joint-stock company, the Latvian Airlines ("Latavio"). The Company is to provide management expertise by submitting a business plan to restructure Latavio, developing a turnaround strategy, and evaluating other business possibilities in the Baltic area. Subsequent to the investment, the Latvian Economic Court temporarily halted the privatization process and has appointed a thirty party administrator to determine whether Latavio should be restructured outside of the privatization process or, whether privatization should continue. Management has not fully determined the level of the risk of loss of the investment of Latavio; however, the Company has fully reserved the investment as of September 30, 1995.

Lithuanian Aircraft Maintenance Corporation

On September 28, 1995, the Company entered into a joint venture with a joint stock company, Siauliai Aviacija, presently 100% owned by the
Ministry  of  Transportation  of  the Republic  of  Lithuania  and  the
Municipality of Siauliai City for the establishment of an aircraft maintenance facility. The venture will be a Lithuanian closed stock company which will operate under the name Lithuanian Aircraft Maintenance Corporation ("LAMCO"). The Company has the right to own up to 50% of LAMCO. The Company's initial investment will total only 2.8% of LAMCO. Further purchases of shares are anticipated during 1996 as the business plans for the operating entities of LAMCO are concluded. Siauliai Aviacija owns 96.7% of LAMCO and .25% is owned by the Municipality of Siauliai City. The Company will have the right to recommend the general manager, chief financial officer and department heads for approval by LAMCO's board for a

period of  10  years.   The
Company will also have the authority to negotiate a line of credit for LAMCO. The Company does not expect LAMCO to be fully operational until late 1996 or early 1997, if at all.

LAMCO has an authorized charter capital of $1.845 million. The LAMCO Articles will not be registered until the parties have contributed at least 25% of their respective capital obligations. The Lithuanian partners have made their cash capital contributions and the Company has contributed 25% of its capital ($40,000) on March 26, 1996, with the remainder of the Company's capital contribution due by May 1, 1996.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             LIFE             DECEMBER 31
                                          (IN YEARS)      1995           1994
                                            -------    ---------       ---------

Buildings and improvements .............       20      $ 168,587       $   --
Machinery and equipment ................      3-5        183,113          8,238
Furniture and fixtures .................      3-5         16,834          6,026
                                                       ---------       --------
                                                         368,534         14,264
Less accumulated depreciation ..........                 (78,281)        (6,629)
                                                       ---------       --------
Total property and equipment, net ......               $ 290,253       $  7,635
                                                       =========       ========

NOTE 5 - SHORT-TERM AND LONG-TERM OBLIGATIONS

Short-term and long-term debt and notes payable to stockholders consist of the following:

                                                                                         DECEMBER 31,
                                                                                      1995         1994
                                                                                   ---------    ---------
Note payable to bank, unsecured, interest rate of prime plus 2% (11% at December
31, 1995), due upon maturity, principal payable July 1996, guaranteed by an
officer of the Company .........................................................   $  75,000    $    --

Subordinated bridge loan financing, interest payable quarterly at 10% per annum, secured by warrants to purchase 175,000
common shares of the Company, due March 31, 1996 ...............................     175,000         --

Subordinated bridge loan financing payable to officers and directors, interest rate of 10% per annum, secured by warrants to purchase 8,000 common
shares of the Company, repaid in March 1996 ....................................      80,000         --

Note payable to bank, unsecured, interest payable monthly at 10.5%, principal payable March 1995, guaranteed by an officer
of the Company .................................................................        --         50,000

Subordinated bridge loan financing, interest payable quarterly at 10% per annum, secured by warrants to purchase 52,000 common shares of the Company, due March
31 1996 or upon completion of an offering with gross proceeds of at least $2 million, whichever is earlier, including $275,000 payable
to certain stockholders of the Company .........................................        --        570,000

Notes payable to stockholders or their affiliates, noninterest-
bearing and unsecured, payable on March 31, 1996 ...............................        --        135,000

Commitment to former joint venture partner in connection with the acquisition of
50% interest in BWAF, noninterest-bearing payable either in cash or in unregistered shares of common stock
of the Company .................................................................        --        145,000
                                                                                     330,000      900,000
Less:

  Discount on bridge loan financing ............................................      (5,937)     (81,270)
  Short-term obligations, net ..................................................    (324,063)    (195,000)
  Notes payable to stockholders ................................................        --       (346,739)
                                                                                   ---------    ---------

Long-term debt, net ............................................................   $    --      $ 276,991
                                                                                   =========    =========

NOTE 6 - INCOME TAXES

The components of deferred tax assets consisted of the following:

                                                               December 31,
                                                       ------------------------
                                                           1995          1994
                                                       -----------    ---------
Deferred tax assets:
  Net operating loss carryforward ..................   $ 1,824,170    $ 574,634
  Allowance for doubtful accounts ..................       159,433
  Deferred compensation ............................        67,416       30,024
  Investment in BIA ................................     1,071,755         --
                                                       -----------    ---------
Total deferred tax assets ..........................     3,122,784      604,658
                                                       -----------    ---------
Deferred tax liabilities:
  Unremitted earnings of BCS .......................        69,629         --
  Other ............................................        17,327         --
                                                       -----------    ---------
Total deferred tax liabilities .....................        86,956         --
                                                       -----------    ---------
Net deferred tax asset before valuation allowance ..     3,035,828      604,658
Valuation allowance ................................    (3,035,828)    (604,658)
                                                       -----------    ---------
Net deferred tax asset .............................   $    --        $    --
                                                       ===========    =========

Provisions for income taxes in the statements of operations were as follows:

                                                     Year  Ended December 31,
                                              ----------------------------------
                                              1995         1994            1993
                                              ----        -------         ------
Current expense (benefit) ............        $--         $(6,860)        $6,860
Deferred expense .....................         --            --             --
                                              ----        -------         ------
Total expense (benefit) ..............        $--         $(6,860)        $6,860
                                              ====        =======         ======

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of expenses deductible for financial reporting purposes that are not deductible for tax purposes.

As of December 31, 1995, the Company had net operating loss carryforwards of approximately $5,365,207 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 7 - COMMON STOCK

The original Articles of Incorporation authorized the Company to issue up to 5,000,000 shares of its $0.01 par value common stock. On October 30, 1993, the Board of Directors of the Company approved a Plan of Recapitalization, thereby increasing the total number of $0.01 par value common shares authorized for issuance to 20,000,000. Each holder of record of common stock became entitled to receive certificates representing one additional share of common stock for each share of common stock subscribed. The accompanying financial statements and footnotes have been presented as if the recapitalization had been in effect for all years.

In 1993, common stock shares of 102,400 were subscribed in exchange for cash and services. In October 1993, the Company issued 2,044,600 shares of $.01 par value common stock in satisfaction of all common stock subscriptions outstanding since 1991. In November 1993, an additional 74,800 shares were sold for $187,000 cash.

In May 1994, the Company completed its initial public offering of 800,000 units consisting of one share of common stock and one warrant to purchase one-half share of common stock. Also, in connection with the offering, the Company issued warrants to the underwriters'
representatives  to  purchase  120,000 shares  of  common  stock.   The
Company received net proceeds from its initial public offering of $4,351,765.

The Company adopted an Equity Incentive Plan (the "Plan"). An aggregate of 800,000 shares of common stock may be issued under the Plan. In December 1995, the board of directors adopted a resolution subject to shareholder approval to increase the number of shares that may be issued under the Plan to 1,500,000 shares. The Plan provides for the grant of options or rights, including incentive stock options and nonqualified stock options to officers, directors, employees and consultants to the Company for the purpose of providing incentive to those persons to work for the Company. In October 1992, options to purchase 52,000 shares were granted to consultants of the Company at an exercise price of $0.50 per share. Each option vests immediately. As of September 30, 1995, 18,000 of these options have been exercised. The difference between the fair market value of the common stock and the exercise price was recorded as consulting expense on the date of grant. In December 1993, the Board of Directors granted an additional 116,800 options to employees of the Company at an exercise price of $0.50 per share. Such options are exercisable annually through 1996.

In October 1993 through April 1994, in connection with a bridge financing arrangement, the Company issued detachable stock purchase warrants to purchase an aggregate of 163,995 shares of the Company's common stock at $1.00 per share, subject to adjustment. Each warrant is exercisable at any time on or after September 1, 1993 and prior to August 31, 1998. In October through December 1994, in connection with similar bridge financing arrangements the Company issued detachable stock purchase warrants to purchase 57,000 shares of the Company's common stock at $1.00 per share subject to adjustment. Each warrant is exercisable at any time on or after August 31, 1995 and prior to
October 31, 1999. In October 1994, the Company granted options to purchase 225,000 shares of the Company's common stock at $2.875 per share to certain employees of the Company. On June 13, 1995, the Board of Directors voted to reduce the exercise price of those options to $1.125 per share to reflect the value of common stock at that date.
During the year ended December 31, 1995, common stock shares of 2,722,841 were issued resulting in proceeds of $2,914,011.

In December 1995, the Company issued options to purchase 213,000 shares of common stock at $1.375 per share and detachable stock purchase warrants to purchase 240,000 shares of common stock at $1.375 per share to certain employees and directors of the Company and detachable stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share in connection with a bridge financing agreement. Also in December 1995, the Company issued options to purchase 381,680 shares of common stock at $0.735 per share to a consultant for services rendered and these options were exercised in December 1995 and January 1996.

The compensation expense recorded by the Company for options issued at an exercise price lower than the market price at the date of grant was $190,145 and $97,668 for the years ended December 31, 1995 and 1994, respectively.

At  December 31, 1995, common stock shares of  1,921,586 were  reserved
for  issuance  upon  exercise of options and warrants.   A  summary  of
changes in outstanding options and warrants is as follows:

                                                              Year Ended December 31,
                                                ------------------------------------------------
                                                          1995             1994             1993
                                                --------------     ------------     ------------
Shares under option, beginning of period               408,800          168,800           52,000
Changes during the period:
  Granted                                              894,680          250,000          116,800
  Canceled                                              (5,333)         (10,000)               -
  Exercised                                           (644,531)               -                -
                                                --------------    -------------     ------------
Shares under option, end of period                     653,616          408,800          168,800
                                                ==============    =============     ============

Average option price                            $         1.10    $        0.88     $       0.50
                                                ==============    =============     ============

Shares under warrant, beginning of period              751,995          103,996                -
Changes during the period:
  Granted                                              516,000          647,999          103,996
  Canceled                                                   -                -                -
  Exercised                                                (25)               -                -
                                                --------------     ------------     ------------
Shares under warrant, end of period                  1,267,970          751,995          103,996
                                                ==============     ============     ============
Average warrant price                           $         3.38     $       4.86     $       1.00
                                                ==============     ============     ============

NOTE 8 - PREFERRED STOCK

On October 30, 1993, the Board of Directors, in connection with the recapitalization of the Company, authorized the issuance of up to 500,000 shares of preferred stock. Pursuant to the bridge loan financing, the Company issued 4,666 shares of 4% Series A Cumulative Preferred Stock, $10 par value in 1993 and 1994.

The Series A Cumulative Preferred Stock was redeemed by the Company upon the closing of the Company's initial public offering.

Effective June 30, 1995, the Company created its Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred Stock: (i) is redeemable only at the option of the Company and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of the Company's common stock will be diluted upon conversion to the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. Furthermore, when and if the Company becomes profitable, the issuance of the shares of Series A Preferred Stock will have a dilutive effect on the per share value of the common stock.

Effective February 22, 1996, the Company created its Series B Convertible Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,093,750 in February and March 1996. The Series B Preferred Stock: (I) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of the Company's common stock; (iii) is non-voting; (iv) carried a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at the option of the Company if the conversion price is $0.75 or less per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

The following is a summary of material related party transactions which have occurred during 1995, 1994 and 1993, other than those disclosed elsewhere in the notes to the accompanying financial statements.

Baltic International Airlines

The Company is entitled to earn management fees, aircraft rental income, and commission income from BIA. Commissions are based upon a percentage of passenger ticket and cargo revenue earned on sales originating outside of Riga. The Company earned $78,845, $655,000 and $327,560 in such commissions and fees for the years ended December 31, 1995, 1994, and 1993, respectively. The Company subleases two Boeing 727 aircraft to BIA for an aggregate of $80,000 per month. For the year ended December 31, 1995, the Company received $480,000 related to the subleases. For the years ended December 31, 1995 and 1994, the Company charged BIA $611,792 and $749,450, respectively, in costs incurred on behalf of BIA, including pilots' salaries, officers' salaries and consulting costs. The Company forgave $759,150 of fees and commissions earned in 1994 by contributing it to the equity of BIA.

The Company has significant investments in and advances to its joint ventures, including unsecured net advances of $2,008,272 at December 31, 1994. During 1993, the Company recorded interest income on such note of $29,423. During 1994, the Company forgave interest income of $210,411 by contributing it to the equity of BIA. The net advances include the excess of amounts invested in BIA over the amount contributed to the equity in BIA (see Note 3).

Air Baltic Corporation

The Company managed the interim flight operations of Air Baltic and subleased two western aircraft previously operated by BIA under a wet lease agreement for $1.5 million through December 31, 1995. In addition, Air Baltic paid a $1.5 million fee to the Company for services rendered in connection with the training of Latvian cockpit, cabin and ground personnel.

Other

During 1992 and 1993, officers, directors, employees and certain consultants contributed certain overhead, services, capital and equipment to the Company in exchange for shares and/or stock options. Certain officers provided similar benefits in excess of the amount contributed to the Company, and in exchange received Promissory Notes from the Company aggregating $332,523. Such notes were repaid in May 1994.

BWAF is dependent upon Air Baltic for cargo transportation.

During  1995,  1994  and 1993, consulting fees in the  amount  of   $0,
$20,000 and $10,000 were paid to Capricorn Travel, which is controlled by a director of the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company, along with the Ministry of Transportation of the Republic of Latvia, has agreed that it may provide additional future financial support to BIA in the form of loans or capital contributions. The
Company is obligated on leases for two Boeing 727 aircraft. The Company obtained deferred lease credits in the form of cash and rent deferrals in 1994 from the lessor, principally to defray the cost of heavy maintenance on the aircraft incurred by BIA. Aggregate rental payments and supplemental payments are $61,378 per month. The leases expire in June 1996.

The Company leases certain equipment and office space under operating leases that expire over the next three years. Rental expense under operating leases was $572,826 and $394,978 for 1995 and 1994, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

     1996                    $ 36,148
     1997                      37,657
     1998                      30,629
     Total                   $104,434

In December 1995, the Company guaranteed certain liabilities of BIA and the Company accrued $1,019,521 as a commitment to pay these liabilities as the Company has signed an agreement to pay these liabilities on behalf of BIA. The expense for these liabilities is included in the Company's net equity in losses of BIA on the 1995 consolidated statement of operations.

NOTE 11 - EXTRAORDINARY LOSS

On May 6, 1994, the Company repaid all of its bridge financing notes payable using proceeds from its initial public offering. As a result of early extinguishment of $893,340 of such notes, the Company recognized an extraordinary loss of $78,586 in 1994.

NOTE 12 - SUBSEQUENT EVENT

On January 10, 1996, the Company entered into an agreement to sell 12% of Air Baltic stock to SAS for $1.7 million in cash and the assumption by SAS of the remaining subordinated debt obligation of the Company to ABC of $2,175,000. The Company will retain a 8.02% interest in Air
Baltic. A gain of approximately $300,000 will be recognized on the sale of the Air Baltic stock.


INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Joint Venture Partners of
Baltic International Airlines

We have audited the balance sheet of Baltic International Airlines as of December 31, 1995, and the related statements of operations, joint venture partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Baltic International Airlines is a joint venture and, as disclosed in the financial statements, has extensive transactions and relationships with Baltic International USA, Inc. and its joint venture partner. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltic International Airlines at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses and has a joint venture partners' deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ BDO Seidman, LLP
BDO Seidman, LLP


Houston, Texas
April 2, 1996

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Joint Venture Partners of
Baltic International Airlines

In our opinion, the accompanying balance sheet and the related statements of operations, joint venture partners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Baltic International Airlines, Riga, Latvia, at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baltic International Airlines is a joint venture and, as disclosed in the financial statements, has extensive transactions and relationships with Baltic International USA, Inc. and its joint venture partner. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties (Notes 2 and 5).




/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Houston, Texas
March 30, 1995

                       BALTIC INTERNATIONAL AIRLINES
                                 BALANCE SHEETS

                                                                       December 31,
                                                               ---------------------------
                                                                   1995           1994
                                                               -----------    ------------
                                     ASSETS
CURRENT ASSETS
  Cash .....................................................   $    155,175    $   111,900
  Accounts receivable ......................................        183,516        476,623
  Inventory ................................................           --           32,976
  Prepaid expenses .........................................           --           66,898
                                                               -----------    ------------
  Total current assets .....................................        338,691        688,397
PROPERTY AND EQUIPMENT, net ................................        288,012      1,579,168
DEVELOPMENT AND PREOPERATING COSTS, net ....................           --          217,755
EQUIPMENT DEPOSITS AND PREPAID RENT ........................        100,000        327,974
                                                               ------------    -----------
  Total assets .............................................   $    726,703    $ 2,813,294
                                                               ============    ===========

                     LIABILITIES AND JOINT VENTURE PARTNERS'
                                     DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued liabilities .................   $  4,050,872    $ 1,352,863
  Unearned revenue .........................................           --          282,459
  Note payable to bank .....................................         35,000           --
                                                               ------------    -----------
    Total current liabilities ..............................      4,085,872      1,635,322
LONG-TERM LIABILITIES
  Advances from BIUSA ......................................      2,783,006      2,008,272
                                                               ------------    -----------
    Total liabilities ......................................      6,868,878      3,643,594
                                                               ------------    -----------
COMMITMENTS AND CONTINGENCIES
JOINT VENTURE PARTNERS' DEFICIT
  Capital ..................................................      6,266,349      5,702,534
  Accumulated deficit ......................................    (12,408,524)    (6,532,834)
                                                               ------------    -----------
    Total joint venture partners' deficit ..................     (6,142,175)      (830,300)
                                                               ------------    -----------
    Total liabilities and joint venture partners'
      deficit ..............................................   $    726,703    $ 2,813,294
                                                               ============    ===========

                 See accompanying notes to financial statements.

                          BALTIC INTERNATIONAL AIRLINES
                            STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                           -------------------------------------------
                                              1995             1994            1993
                                           ------------    ------------    -----------
REVENUES:
  Passenger ............................   $  8,552,438    $  7,262,335    $ 3,445,963
  Charter and other ....................        208,552         248,027        162,612
                                           ------------    ------------    -----------
    Total revenues .....................      8,760,990       7,510,362      3,608,575
                                           ------------    ------------    -----------
OPERATING EXPENSES:
  Traffic and handling costs ...........      7,081,284       5,003,261      2,059,104
  Fuel .................................      2,060,950       1,701,436        875,897
  Commissions ..........................        397,035         345,553        295,120
  Aircraft rental ......................        856,482         648,823           --
  Other costs of services ..............      3,759,095       1,613,633        527,997
  General and administrative expenses ..      1,694,578       1,146,834        599,998
  Depreciation and amortization:
    Property and equipment .............        439,323         185,644         98,667
    Developmental and preoperating costs        217,755         330,999        302,921
    Right to use aircraft ..............           --              --           32,918
  Development and preoperating costs ...           --           553,299           --
  Loss on relinquishment of right to use
    aircraft ...........................           --              --           80,868
  Loss on sale of assets ...............         11,755         876,677
                                           ------------    ------------    -----------

    Total operating expenses ...........     16,518,257      12,406,159      4,873,490
                                           ------------    ------------    -----------
LOSS FROM OPERATIONS ...................     (7,757,267)     (4,895,797)    (1,264,915)
NONOPERATING INCOME AND (EXPENSES):
  Interest income ......................            886           4,077            277
  Exchange loss ........................        (15,714)        (10,533)
                                                                               (17,844)
  Interest expense .....................       (433,613)       (210,411)       (29,423)
                                           ------------    ------------    -----------
TOTAL LOSS FROM OPERATIONS
   (NOTE 1) ............................     (8,205,708)     (5,112,664)    (1,311,955)
LOSS ON DISPOSAL OF SCHEDULED
 PASSENGER CARRIER SERVICE,
  including provisions
  of $550,000 for operating losses
  during phase-out period ..............     (1,712,237)           --             --
                                           ------------    ------------    -----------
NET LOSS BEFORE EXTRAORDINARY
  INCOME ...............................     (9,917,945)     (5,112,664)    (1,311,955)
EXTRAORDINARY INCOME-
  FORGIVENESS OF DEBT ..................      4,042,255            --             --
                                           ------------    ------------    -----------
NET LOSS ...............................   $ (5,875,690)   $  5,112,664)   $(1,311,955)
                                           ============    ============    ===========

                 See accompanying notes to financial statements.

                          BALTIC INTERNATIONAL AIRLINES
             STATEMENTS OF JOINT VENTURE PARTNERS' EQUITY (DEFICIT)


                                                      Accumulated
                                       Capital          Deficit         Total
                                     -----------    ------------    -----------
Balance at January 1, 1993 .......   $ 1,800,000    $   (108,215)   $ 1,691,785

Capital contributions ............       932,973            --          932,973

Net loss .........................         --         (1,311,955)    (1,311,955)
                                     -----------    ------------    -----------

Balance at December 31, 1993 .....     2,732,973      (1,420,170)     1,312,803

Capital contributions ............     2,969,561            --        2,969,561

Net loss .........................          --        (5,112,664)    (5,112,664)
                                     -----------    ------------    -----------

Balance at December 31, 1994 .....     5,702,534      (6,532,834)      (830,300)

Capital contributions ............       563,815            --          563,815

Net loss .........................          --        (5,875,690)    (5,875,690)
                                     -----------    ------------    -----------

Balance at December 31, 1995 .....   $ 6,266,349    $(12,408,524)   $(6,142,175)
                                     ===========    ============    ===========

                 See accompanying notes to financial statements.

                          BALTIC INTERNATIONAL AIRLINES
                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                      -----------------------------------------
                                                          1995             1994         1993
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net loss ........................................   $(5,875,690)   $(5,112,664)   $(1,311,955)
  Noncash adjustments:
    Depreciation and amortization .................       657,078        516,643        434,506
    Loss on relinquishment of right to use aircraft          --             --           80,868
    Loss on sale of assets ........................        11,755        876,677           --
    Forgiveness of debt ...........................    (4,042,255)          --             --
    Loss on disposal of segment ...................     1,712,237           --             --
    Change in accounts receivable .................       293,107       (476,623)          --
    Change in inventory ...........................        32,976        (32,976)          --
    Change in prepaid expenses ....................        66,898         46,434        (99,151)
    Change in unearned revenue ....................      (282,459)       184,839         97,620
    Change in accounts payable ....................     2,148,009      1,054,677        150,611
                                                      -----------    -----------    -----------
      Net cash used by operating
        activities ................................    (5,278,344)    (2,942,993)      (647,501)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Acquisition of property and equipment ...........      (279,242)      (625,243)      (222,039)
  Equipment deposits and prepaid rent .............       185,057       (327,974)          --
  Developmental and preoperating costs ............          --             --          (73,500)
      Net cash used by investing activities .......       (94,185)      (953,217)      (295,539)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from note payable ......................        35,000           --             --
  Operating expenses paid by BIUSA ................          --        1,719,724        379,827
  Advances from BIUSA .............................     5,380,804      2,478,136        692,700
  Repayments of advances from BIUSA ...............          --         (350,790)      (116,694)
                                                      -----------    -----------    -----------
      Net cash provided by financing activities ...     5,415,804      3,847,070        955,833
                                                      -----------    -----------    -----------
Net increase (decrease) in cash ...................        43,275        (49,140)        12,793
Cash, beginning of period .........................       111,900        161,040        148,247
                                                      -----------    -----------    -----------

Cash, end of period ...............................   $   155,175    $   111,900    $   161,040
                                                      ===========    ===========    ===========

Supplemental disclosure of noncash transactions:
  Acquisition of property and equipment ...........   $      --      $      --      $ 1,989,784
  Right to use aircraft ...........................          --             --       (1,263,569)
  Liabilities to joint venture partners ...........          --         (350,000)       350,000
  Conversion of advances to equity ................       563,815      2,969,561           --

                 See accompanying notes to financial statements.

                      BALTIC INTERNATIONAL AIRLINES
                      Notes to Financial Statements


NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business operations

Baltic International Airlines (the "Company") is a scheduled passenger carrier with operations principally from Riga, Latvia, to England, Germany and other European destinations. The routes and passenger service operations of the Company were transferred to a new Latvian carrier effective October 1, 1995.

The Company is the result of a joint venture agreement between the Latvian Aviation Department, an agency of the Government of Latvia (the "Latvian Partner"), and Baltic International USA, Inc. ("BIUSA"). The Company was founded on June 6, 1991 as a limited liability company in the Republic of Latvia.

On June 22, 1992, the Company began regularly scheduled service to various German markets operating three refurbished Russian aircraft provided by the Latvian partner. The Latvian partner facilitated the Company's usage of and access to the aircraft, aviation-related equipment and facilities, and provided full maintenance and service thereto. The Latvian partner's 66 2/3% contribution, in the form of the right to use aircraft and other assets, was made and valued at $1,200,000 pursuant to the amended joint venture agreement.

On July 2, 1993, the Company's joint venture agreement was amended via a Settlement Agreement, wherein BIUSA's percentage was increased to 40% from 33 1/3% at that time. The Company transferred one refurbished aircraft back to Latvian Airlines at no charge. Upon the relinquishment of the aircraft, the Company recognized a loss of $80,868 due to the refurbishment costs incurred. Effective July 31, 1993, Latvian Airlines transferred ownership and control of the two remaining aircraft to the Company and relinquished responsibility for further service or maintenance.

During 1994, BIUSA converted $2,969,561 in advances to equity of BIA and increased its percentage ownership to 49% from 40%.

For a period of time in 1993 and 1994, the Company operated one DC9-30 aircraft. Commencing in May 1994, the Company leases two Boeing 727-100 aircraft from an affiliate. The Boeing aircraft were not operating until October 1994 and February 1995 due to scheduled maintenance and repairs.

On  August  29,  1995, the joint venture partners entered  into  another
joint   venture  agreement  in  which  they  contributed  the  scheduled passenger carrier service of the Company to the new joint venture.  This
portion  of  the business was transferred on October 1, 1995.   The  net
operations  of  the Company related to this discontinued operations  and the continuing operations, with expenses pro rated in proportion to revenues, are as follows:
Year Ended December 31,
                                      -----------------------------------------
                                          1995          1994            1993
                                      -----------    -----------    -----------
Continuing operations .............   $  (195,334)   $  (168,844)   $   (59,120)
Discontinued scheduled passenger
  carrier service .................    (8,010,374)    (4,943,820)    (1,252,835)
                                      -----------    -----------    -----------
Total loss from operations ........   $(8,205,708)   $(5,112,664)   $(1,311,955)
                                      ===========    ===========    ===========

The Company recorded a loss on the disposal of this operation of $1,712,237 (composed of a $550,000 provision for operating losses during the phase-out period and a $1,162,237 loss on disposal) included in the statement of operations for the year ended December 31, 1995.

Basis of accounting

Revenues are recognized when the transportation is provided rather than when the ticket is sold. Passenger traffic commissions are recognized when the transportation is provided and the related revenues are recognized. Revenues not yet recognized as income are reflected in the financial statements as unearned revenue. Expenses are recognized when the goods and services are acquired or provided.

These   financial   statements  have  been  prepared  using   accounting
principles generally accepted in the United States of America.

Inventory

Inventory of spare parts and supplies is stated at cost using the first-in, first-out method.

Property and equipment

The costs of property and equipment, including renewals and improvements which extend the life of existing property and equipment, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets. The salvage value of aircraft and improvements has been assumed to be zero. The Company uses the deferral method of accounting for overhaul costs on its owned aircraft, whereby overhaul costs will be capitalized when incurred and amortized over the period until the next expected overhaul. The Company uses the accrual method of accounting for overhaul costs on its leased aircraft.

Developmental and preoperating costs

Developmental and preoperating costs include the costs associated with inaugurating service over the Company's routes, developing such routes, pilot training and the costs of acquiring aircraft and access to airports, reservations systems and other operating assets. Such costs were amortized over a three-year period. Developmental and preoperating costs incurred after December 31, 1993 are expensed as incurred.

Income taxes

In November 1991, the Republic of Latvia enacted the Law on Foreign Investments, which provides certain exemptions from income taxes on foreign-owned joint ventures beginning with the first year in which the first profit is made. There are no income tax benefits associated with losses incurred.

Foreign currency translation

The functional currency of the Company is the Latvian Lat. A portion of the Company's operations are conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in net income. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. There were no such gains or losses as of December 31, 1995 or December 31, 1994.

New accounting pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121,
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In November 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which addresses the financial accounting and reporting standards for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. These pronouncements are effective for fiscal years beginning after December 15, 1995. The Company will be required to implement these statements for the year ended December 31, 1996. Implementation of these pronouncements should have no material effect on the Company's financial statements.

Management's estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - FINANCIAL CONDITION AND LIQUIDITY

On October 1, 1995, the scheduled passenger service operation of the Company was transferred to another company by the Latvian Partner and BIUSA. The Company has incurred losses of $12,408,524 from inception through December 31, 1995. The Company's future viability is dependent on its ability to achieve profitable operations and obtain additional financing. Management believes that its results of operations have been and will continue to be affected by various factors typically encountered by businesses in the start-up phase and in the airline industry. The Company's eventual success depends upon many factors that are beyond the Company's immediate control, including market acceptance, competition, economic and political factors, seasonality and the need for additional capital.

The Company requires substantial capital to pursue its operating strategy. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements. The Latvian Partner has indicated its intention to contribute real estate to the Company with a value of at least $500,000.

In the event that inflation or other factors were to increase the cost of doing business in Latvia, or if a change in the political or economic climate occurred, many perceived business opportunities based on cost advantage may not be available. Political stability in Latvia remains dependent, in part, on political events in neighboring republics. Accordingly, unforeseeable and uncontrollable costs and political factors could adversely affect the Company's operations and its ability to implement its business strategy.

The Company has continued to be supported primarily through advances from BIUSA. These factors have adversely affected the Company's liquidity and raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                              December 31,
                                               Life    -------------------------
                                            (In Years)    1995            1994
                                            ---------- -----------   -----------
Aircraft and improvements ...........            20    $   382,701   $1,071,554
Furniture and fixtures ..............           3-7        122,661      121,419
Leasehold improvements ..............          2-20        837,304      567,304
Ground transportation equipment .....             7          8,125       20,625
                                                       -----------   ----------
                                                         1,350,791    1,780,902

Less - accumulated depreciation .....                   (1,062,779)    (201,734)
                                                       -----------   ----------

Total property and equipment, net ...                  $   288,012   $1,579,168
                                                       ===========   ==========

In December 1994, BIA sold one of its TU134 aircraft for $350,000. Proceeds were used to repay the $350,000 liability to BIA's former joint venture partner. BIA recorded a loss on sale of the aircraft of approximately $877,000.

In February 1996, the Company and BIUSA entered into an agreement to return the two leased aircraft to the owner. As a result, the Company accelerated the depreciation on leasehold improvements which have a net book value of $0 at December 31, 1995.

NOTE 4 - DEVELOPMENTAL AND PREOPERATING COSTS

                                                              December 31,
                                                        -----------------------
                                                           1995          1994
                                                        ---------     ---------
Developmental and preoperating costs, at cost ......    $ 992,998     $ 992,998

Accumulated amortization ...........................     (992,998)     (775,243)
                                                        ---------     ---------

Total developmental and preoperating costs, net ....    $    --       $ 217,755
                                                        =========     =========

Development and preoperating costs include those costs associated with development of routes, markets and pilot training. Amortization was calculated using an estimated economic life of three years.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following is a summary of material related party transactions other than those disclosed elsewhere in the notes.

During 1993, the Company issued notes payable to BIUSA for an aggregate of $665,200, which bear interest at 12%. The Company recorded interest expense of $29,423 on such notes in 1993. The Company also issued a $350,000 noninterest-bearing note to Latvian Airlines in connection with the Settlement Agreement (see Note 1). During 1994, the Company borrowed an additional $4,197,860 from BIUSA, bearing interest at 12%. BIUSA converted $2,969,561 of such advances to equity during 1994.  The
Company accrued interest on advances from BIUSA of $210,411 during 1994. During the year ended December 31, 1995, the Company borrowed an additional $3,520,708 from BIUSA. At September 30, 1995 BIUSA elected to forgive $4,042,255 of debt due from the Company and this forgiveness has been recorded as an extraordinary item on the statement of operations.

The Company accrues commission payable to BIUSA for its services as international promotional sales agent, based upon a percentage of ticket revenue for tickets sold by BIUSA. For the years ended December 31, 1995, 1994 and 1993, the Company recorded $78,845, $166,157 and
$147,560, respectively, for such commissions.

The Company accrued administration and management charges to BIUSA at a flat rate of $15,000 per month in 1993, and recorded $180,000 for such charges. Commencing January 1, 1994, the Company accrued administrative charges payable to BIUSA based upon actual costs incurred and billed by BIUSA. Such charges include primarily pilot salaries and an allocation of officers' salaries. Administrative charges from BIUSA during 1995 and 1994 totaled $611,792 and $749,450, respectively. Effective in May 1994, the Company subleases from BIUSA two Boeing 727-100 aircraft for an aggregate monthly rental of $80,000. The Company recorded $856,482 and $648,823 in aircraft rental expense on the Boeing 727 aircraft in 1995 and 1994, respectively. At December 31, 1995, the Company had a $2,783,006 payable to BIUSA. BIUSA has committed that it will not demand repayment of the advances for at least one year.

A portion of the revenues earned by other corporate joint ventures of BIUSA are derived from catering sales to the Company and cargo sales using transportation provided by the Company. These amounts are not material to the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases two 727-100 aircraft for $80,000 per month pursuant to subleases to BIUSA, which expire in 1996.

The Company does not maintain property insurance on its owned aircraft nor does it maintain property or liability insurance on its ground equipment, because it would be uneconomical.

The Company has received a notice of deficiency and penalties from governmental authorities in Riga, Latvia, claiming approximately $300,000 in unpaid VAT taxes and penalties. The Company believes the claims are without merit and is vigorously contesting such claims. The Company is undergoing VAT tax, income tax and payroll tax audits by
Latvian agencies for 1991 through 1994 and there can be no assurances that additional taxes may not be levied. The Company contends that it has properly remitted all taxes collected or otherwise owed. No provision for such claims has been made in the accompanying financial statements.

NOTE 7 - NOTE PAYABLE

During 1995, the Company borrowed $187,450 pursuant to a line of credit obtained from a bank in Riga, Latvia. The borrowings are secured by a TU134 aircraft owned by the Company This line of credit was paid off in January 1996.

                           SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of May, 1996.

                              BALTIC INTERNATIONAL USA, INC.


                              //s// ROBERT L. KNAUSS
                              -------------------------
                              ROBERT L. KNAUSS, Chairman of the Board and
                              Chief Executive Officer


      Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Title                              Date
- ---------                   -----                              ----

//s// ROBERT L. KNAUSS      Chairman of the Board and          May 22, 1996
- ------------------------    Chief Executive Officer
ROBERT L. KNAUSS            (Principal Executive Officer)

//s// JAMES W. GOODCHILD    Chief Operating and                May 22, 1996
- ------------------------    Financial Officer (Principal
JAMES W. GOODCHILD          Financial and Accounting Officer)

//s// HOMI M. DAVIER        Director                           May 22, 1996
- ------------------------
HOMI M. DAVIER


//s// PAUL R. GREGORY       Director                           May 22, 1996
- ------------------------
PAUL R. GREGORY


//s// JURIS PADEGS          Director                           May 22, 1996
- ------------------------
JURIS PADEGS


//s// TED REYNOLDS          Director                           May 22,1996
- ------------------------
TED REYNOLDS


                            Director                           ________, 1996
- ------------------------
MORRIS SANDLER






                                Exhibits



                           INDEX TO EXHIBITS

Exhibit No.           Description                 Sequentially Numbered Pages

   2.1(2)--    Plan and Agreement of Recapitalization
   3.1(a)(2)-- Restated Articles of Incorporation
   3.1(b)(2)-- Amended Articles of Incorporation
   3.1(c)(2)-- Articles of Correction
   3.2(2)--    Bylaws
   3.3(2)--    Statement   of   Resolution   Establishing    and
               Designating  a  Series  of Shares of the  Company,  Series  A
               Cumulative Preferred Stock, $10.00 par value
   3.4(5)--    Certificate  of Elimination of  Shares  Designated
               as Series A Cumulative Preferred Stock
   3.5(5)--    Certificate   of  the  Designation,   Preference,
               Rights  and  Limitations of Convertible Redeemable  Series  A
               Preferred Stock
   4.1(2)--    Common Stock Specimen
   5.1(1)--    Opinion Regarding Legality
  10.1(2)--    Form  of  August 1993 through  January  1994  Loan
               Documents
  10.2(2)--    Form of August 1993 through January 1994 Common Stock Warrants
  10.3(4)--    1992 Equity Incentive Plan, as amended
  10.4(2)--    Employment Agreement between the Company and Robert L. Knauss
  10.5(2)--    Employment Agreement between the Company and Homi M. Davier
  10.6(2)--    Employment Agreement between the Company and Michael Pemberton
  10.7(2)--    Baltic  International  Airlines   Joint   Venture
               Limited  Liability  Company  Agreement  between  the  Latvian
               Civil Aviation Board and the Company
  10.8(2)--    Protocol No. 1 dated July 1991
  10.9(2)--    Protocol No. 4 dated May 9, 1992
  10.10(2)--   Protocol No. 5 dated July 21, 1992
  10.11(2)--   Protocol No. 6 dated February 5, 1993
  10.12(2)--   Settlement  Agreement  between  the  Company   and
               Latvian  Airlines  and  Ministry  of  Transportation  of  the
               Republic of Latvia
  10.13(2)--   Partnership Agreement of Baltic World Air  Freight
               between the Company and T.G. Shown & Associates, Inc.
  10.14(2)--   Baltic   Catering   Limited   Liability   Company
               Agreement between the Company and ARVO, Ltd.
  10.15(2)--   Assignment  to  the  Company  from  Baltic   World
               Holdings, Ltd.
  10.16(2)--   Baltic  Travel  Services Joint  Venture  Agreement
               between the Company and Chapman Freeborn GmbH
  10.17(2)--   Agreement  of Representation between  the  Latvian
               Civil Aviation Department and the Company
  10.18(2)--   DC9 Lease Agreement
  10.19(2)--   Letter  of  Intent  between   the   Company   and
               Northwest Airlines
  10.20(2)--   Facilities Lease Agreement
  10.21(2)--   Management Services Agreement between the  Company
               and Baltic International Airlines
  10.22(2)--   Memorandum of Understanding  between  the  Company
               and the  Department  of Air Transport  of  the  Republic  of
               Georgia
  10.23(2)--   Maintenance Training Services Agreement
  10.24(2)--   Bank Settlement Plan Agreement
  10.25(2)--   Letter  of  Intent  regarding  lease  of   Boeing
               aircraft
  10.26(2)--   Extension  Agreement  regarding  lease  of  Boeing
               aircraft
  10.27(3)--   Lease Agreement for Boeing aircraft
  10.28(3)--   Amendment to Lease of Boeing aircraft
  10.29(3)--   Baltic Aerospace Interiors Letter of Intent
  10.30(3)--   BIUSA/SAS Letter of Intent
  10.31(3)--   Lithuania/Northwest  Airlines/BIUSA   Letter   of
               Intent
  10.32(3)--   Assignment   Agreement   between   Baltic   World
               Holdings, Ltd. and the Company
  10.33(3)--   Acquisition   Agreement   with   T.G.   Shown   &
               Associates, Inc.
  10.34(3)--   Memorandum of Understanding between  the  Company,
               BIA and SAS

                                      34

  10.35(3)--   Loan Agreement with Charter Bank
  10.36(7)--   Air Baltic Joint Venture Agreement
  10.37(9)--   Wet Lease Agreement with Air Baltic
  10.38(9)--   Articles of Incorporation of LAMCO
  10.39(9)--   Memorandum of Understanding with TopFlight
  10.40(9)--   Amendment to Air Baltic Joint Venture Agreement
  10.41(8)--   Share Purchase Agreement with SAS

  10.42(10)--  Airo Catering  Services Joint Venture Agreement
  10.43(10)--  Riga Catering Services Shareholders' Agreement

  16.1(6)--    Letter on Change in Certifying Accountant
_________________________________

(1) Filed herewith.

(2) Previously  filed  as  an  exhibit to  the  Company's  Registration
    Statement   on   Form  SB-2  (No.  33-74654-D),  as  amended,   and
    incorporated herein by reference thereto.

(3) Previously  filed  as  an  exhibit to  the  Company's  Registration
    Statement   on   Form  SB-2  (No.  33-86378),   as   amended,   and
    incorporated herein by reference thereto.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (33-90030), and incorporated herein by reference thereto.

(5) Previously  filed  as an exhibit to the Company's Quarterly  Report
    on   Form  10-QSB  for  the  quarter  ended  June  30,  1995,   and
    incorporated herein by reference thereto.

(6) Previously filed as an exhibit to the Company's Current  Report  on
    Form   8-K  dated  July  14,  1995,  and  incorporated  herein   by
    reference thereto.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 29, 1995, and incorporated herein by reference thereto.

(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 10, 1996, and incorporated herein by reference thereto.

(9)  Previously filed as an exhibit to the Company's Registration
     Statement on Form SB-2 (File No. 333-860), and incorporated herein by reference thereto.

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference thereto.