Form 10KSB/A
period 1995-12-31
BALTIC INTERNATIONAL USA INC
filed 1996-06-12
CIK 918545

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

From   January  1,  1996 to March  31, 1996, the  Company  advanced  an additional $1,476,971 to BIA which includes $364,586 that had been accrued at December 31, 1995 as commitments for guarantees on BIA liabilities. Additionally, the Company reserved $612,385 of the advances made during the quarter as uncollectible at March 31. Management believes that it is in the best interest of both BIUSA and BIA for BIA to remain an operating charter and cargo airline. As BIA will likely continue to operate as a charter and cargo airline in the Baltic region, the Company believes that maintaining BIA's airline certification and maintaining the goodwill of BIA's debtors is beneficial to BIUSA.

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

The Company has accounted for its investment in Air Baltic using the cost basis of accounting given the 12% interest in Air Baltic that was sold to SAS in January 1996 was considered temporarily owned as of December 31, 1995. Additionally, the Company gave up its board seat in connection with the sale of Air Baltic stock to SAS, and the Company cannot influence any of the corporate decisions of Air Baltic and acts similar to a passive minority investor. The Company's influence over and participation in the management of Air Baltic is nominal.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             LIFE             DECEMBER 31
                                          (IN YEARS)      1995           1994
                                            -------    ---------       ---------

Machinery and equipment ................      3-5      $  20,053          8,238
Furniture and fixtures .................      3-5         12,187          6,026
                                                       ---------       --------
                                                          32,240         14,264
Less accumulated depreciation ..........                 (12,205)        (6,629)
                                                       ---------       --------
Total property and equipment, net ......               $  20,035       $  7,635
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