Form 10QSB/A
period 1996-03-31
BALTIC INTERNATIONAL USA INC
filed 1996-06-26
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
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

		Series B, convertible, $25,000 stated value and
   $10 par value, 70 shares authorized, 50 shares
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



                        	BALTIC INTERNATIONAL USA, INC.
                	Condensed Consolidated Statements of Cash Flows
                                 	(unaudited)


                                                     		For the Three Months
                                                        		Ended March 31,
                                                       		1996	     	 	1995
CASH FLOWS FROM OPERATING ACTIVITIES:
		Net loss 	                                         	$	(597,195)	 $(1,001,434)
		Adjustments to reconcile net loss to net cash
			provided by (used in) operating activities:

				Net equity in earnings and losses
					of joint venture investments                     			529,564    		 624,905
				Gain on sale of assets	                           		(297,200)         		-
				Other		                                              	23,494	      	21,324
				Changes in assets and liabilities			                (493,784)   		 117,905

                                                       ---------     ---------
NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES		                                	(835,121)   		(237,300)
                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
		Net investments in, advances to,
			distributions and repayments from joint ventures			(1,122,385)   		(749,246)
		Distributions and repayments from joint ventures     			35,000	      	75,038
		Proceeds from sale of Air Baltic stock              			745,970	           	-
		Repayment of subordinated debt to Air Baltic		        	290,000	           	-
		Acquisition of property and equipment		                  	(501)		       (452)
                                                       ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES		                 	(51,916)		   (674,660)
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
		New borrowings	                                            		-	     	850,000
		Repayments of notes	                                 		(80,000)		          -
		Reduction of deferred lease credits		                       	-		      15,656
		Issuance of stock, net of related costs		           	1,239,848     		100,000
                                                       ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES		           	1,159,152	     	965,656
                                                       ---------     ---------
Net increase in cash 	                                 		272,115 	     	53,696
Cash and cash equivalents, beginning of period		        	139,240		      98,757
                                                       ---------     ---------
Cash and cash equivalents, end of period             		$	411,355	    $	152,453
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


	  The Company's operating expenses for the quarter ended March 31, 1996 were
$1,027,300 compared to $1,198,329 for the same quarter in 1995.  Cost of revenue decreased by $217,526 primarily as the result of no aircraft rental expense in 1996 as compared to $155,289 in 1995.  The Boeing aircraft were returned to the owner in 1996.  The expenses incurred for the return of the aircraft were accrued as of December 31, 1995 by BIA.  General and administrative expenses increased from $249,892 in 1995 to $387,249 in the same quarter of 1996.  This increase was due primarily to bonus expense payable through the issuance of common stock for 1995 bonuses.  These shares have not been issued as of March 31, 1996 and an additional $76,168 was expensed in 1996 for the change in the market price of the stock from
December 31, 1995 to March 31, 1996.


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



            			   BALTIC INTERNATIONAL USA, INC.
                        				(Registrant)


Date:		June 24, 1996                   	BY:		/s/ Robert L. Knauss
				  --------------------------             ----------------------------
                                           		Robert L. Knauss,
                                       						Chairman of the Board and
                                       						  Chief Executive Officer


Date:		June 24, 1996                   	BY:		/s/ James W. Goodchild
      --------------------------             ----------------------------
                                       						James W. Goodchild,
                                       						Chief Operating and
                                               Financial Officer