Form 10QSB
period 1996-06-30
BALTIC INTERNATIONAL USA INC
filed 1996-08-14
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
[X]   Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
      Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 1996.
                               OR
[  ]  Transition Report Pursuant to Section 13 or 15(d)  of  the
      Securities Exchange Act of 1934
      For the Transition Period From             to            .

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


Number of shares outstanding of each of the issuer's classes of common stock as of August 16, 1996: 6,850,115 shares.




                 BALTIC INTERNATIONAL USA, INC.

                       TABLE OF CONTENTS

                                                                     Page

     PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements
          Condensed Balance Sheets -
            June 30, 1996 and December 31, 1995                        3
          Condensed Statements of Operations -
            Three Months Ended June 30,1996 and 1995
              and Six Months Ended June 30, 1996 and 1995 4 Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                    5
          Notes to Condensed Financial Statements                      6

     Item 2 - Management's Discussion and Analysis of
              Financial   Condition  and  Results  of  Operations      9

     PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                       11

     Item 2 - Changes in Securities                                   11

     Item 3 - Defaults on Senior Securities                           11

     Item 4 - Submission of Matters to a Vote of Security Holders     11

     Item 5 - Other Information                                       11

     Item 6 - Exhibits and Reports on Form 8-K                        11

     Signatures                                                       12

Part I - Financial Information
    Item 1 - Financial Statements
                 BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Balance Sheets

                                           June 30,      December 31,
                                             1996           1995
                                           (unaudited)   (audited)
                             ASSETS
CURRENT ASSETS
 Cash and cash equivalents                   $    81,723    $   139,240
 Accounts receivable                             757,730        187,178
 Income taxes receivable                           6,512         16,860
 Inventory                                        69,687         14,265
 Prepaids and deposits                            26,000          6,418
                                              ----------     ----------
Total current assets                             941,652        363,961
PROPERTY AND EQUIPMENT, net                       14,422         20,035
INVESTMENT IN AND ADVANCES TO
 JOINT OPERATIONS                              2,595,836      2,914,834
GOODWILL, NET                                    253,038        223,593
OTHER ASSETS                                      21,832              -
                                               ---------      ---------
 Total assets                                 $3,826,780     $3,522,423
                                               =========      =========

                 LIABILITIES AND STOCKHOLDERS'
                             EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities    $  326,522     $  807,470
  Short-term debt, net                           669,220        324,063
  Commitments for guarantees on BIA liabilities  644,935      1,019,521
  Other current liabiliies                       372,361        342,143
                                               ---------      ---------
 Total liabilities                             2,013,038      2,493,197
                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Preferred stock:
  Series A, $2 convertible, $10 par value,
    500,000 shares authorized, 123,000 shares
    issued and outstanding                     1,230,000      1,230,000
  Series B, convertible, $10 par value,
    70 shares authorized, 45 shares issued
    and outstanding                            1,125,000              -
 Common stock, $.01 par value, 20,000,000
    shares authorized, 6,313,549 and
    5,758,241 shares issued and outstanding       63,135         57,582
 Additional paid-in capital                    9,130,262      8,703,883
 Retained deficit                             (9,734,655)    (8,962,239)
                                               ---------      ---------
 Total stockholders' equity                    1,813,742      1,029,226
                                               ---------      ---------
 Total liabilities and stockholders' equity   $3,826,780     $3,522,423
                                               =========      =========

See  accompanying notes to condensed consolidated financial statements.

                 BALTIC INTERNATIONAL USA, INC.
        Condensed Consolidated Statements of Operations
                          (unaudited)

                                            For the Three Months       For the Six Months
                                                ended June 30,              ended June 30,
                                                1996     1995           1996          1995
REVENUES:
 Freight revenue                              $205,337    $200,553     $268,646     $355,642
 Food distribution                             129,318           -      129,318            -
 General sales agency revenue                   22,000           -       22,000            -
 Aircraft rental income from BIA                     -     240,000            -      240,000
 Commissions from BIA                                -      43,122            -       43,122
 Net equity in earnings of joint operations    174,695     123,146      257,516      201,486
                                               -------     -------      -------      -------
 Total operating revenues                      531,350     606,821      677,480      840,250
                                               -------     -------      -------      -------
OPERATING EXPENSES:
 Cost of revenue                               188,636     310,866      216,302      556,058
 General and administrative                    417,367     206,337      804,616      456,229
 Net equity in losses of BIA                         -     146,677      612,385      849,922
                                               -------     -------    ---------    ---------
  Total operating expenses                     606,003     663,880    1,633,303    1,862,209
                                               -------     -------    ---------    ---------
INCOME  (LOSS) FROM OPERATIONS                 (74,653)    (57,059)    (955,823)  (1,021,959)
                                               -------     -------    ---------    ---------
OTHER INCOME (EXPENSE)
 Interest expense                              (14,122)    (67,420)    (27,362)    (134,458)
 Interest income                                 2,708      85,271       2,723      115,775
 Other                                               -           -     297,200            -
                                               -------     -------     -------    ---------
TOTAL OTHER INCOME  (EXPENSE)                  (11,414)     17,851     272,561      (18,683)
                                               -------     -------     -------    ---------
LOSS  BEFORE INCOME TAXES                      (86,067)    (39,208)   (683,262)  (1,040,642)
INCOME TAX EXPENSE                              27,904           -      27,904            -
                                               -------     -------     -------    ---------
NET  LOSS                                    $(113,971)  $ (39,208)  $(711,166) $(1,040,642)
                                               =======      ======     =======    =========

LOSS   PER  COMMON  SHARE                     $ (0.02)    $ (0.01)    $ (0.13)     $ (0.31)

See  accompanying notes to condensed consolidated financial statements.

                 BALTIC INTERNATIONAL USA, INC.
        Condensed Consolidated Statements of Cash Flows
                          (unaudited)


                                                      For the Six Months
                                                        Ended June 30,
                                                      1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(711,166)    $(1,040,642)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Net equity in earnings and losses
     of joint venture investments                    354,869         648,436
    Charges to BIA reflected as increases
     in advances to joint operation                        -        (573,237)
    Gain on sale of assets                          (297,200)              -
    Other                                             38,107         128,251
    Changes in assets and liabilities               (284,666)       (216,172)
                                                    --------       ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                              (900,056)     (1,053,364)
                                                    --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net investments in and advances to
    joint ventures                                (1,853,671)     (2,159,867)
  Distributions and repayments from
    joint ventures                                   125,000         672,275
   Proceeds  from sale of Air Baltic stock           745,970               -
   Repayment of subordinated debt to Air Baltic      290,000               -
   Acquisition  of property and equipment             (1,501)         (5,642)
                                                    --------       ---------
NET  CASH USED IN INVESTING ACTIVITIES              (694,202)     (1,493,234)
                                                    --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New borrowings                                     500,000         850,000
  Repayments of notes                               (155,000)        (13,675)
  Reduction of deferred lease credits                      -         (49,757)
   Issuance of stock, net of related costs         1,239,741       1,686,605
  Payment of dividends                               (48,000)              -
                                                   ---------       ---------
NET  CASH PROVIDED BY FINANCING ACTIVITIES         1,536,741       2,473,173
                                                   ---------       ---------
Net increase (decrease) in cash                      (57,517)        (73,425)
Cash  and cash equivalents, beginning of period      139,240          98,757
                                                   ---------       ---------
Cash and cash equivalents, end of period          $   81,723      $   25,332
                                                   =========       =========

See  accompanying notes to condensed consolidated financial statements.

                 BALTIC INTERNATIONAL USA, INC.
      Notes to Condensed Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended June 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

NOTE 1 - OPERATIONS AND FINANCIAL CONDITION

      The Company owns 49%, and assists in the management of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to a new Latvian carrier, Air Baltic Corporation ("Air Baltic") effective October 1, 1995. The Company owns an 8.02% interest in Air Baltic. The Company is also engaged in providing services to Air Baltic and other airlines through its 51% interest in Airo Catering Services, an aviation catering company. The Company has a 50% interest in Baltic Catering Services ("BCS"), a Riga, Latvia-based company. The Company also serves as a cargo marketing and sales company to Air Baltic and other airlines through Baltic World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a consumer products distribution company.

      The Company's financial statements include an investment in BIA which has incurred losses of approximately $12,600,000 from inception through June 30, 1996. The Company's future plans for BIA are to continue operations as a charter and cargo service in the Baltic region.

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

NOTE 2 - CATERING OPERATIONS

     In February 1996, the Company entered into an agreement with TOPflight AB, a Swedish company, to create a joint operation, Airo Catering Services ("ACS"), that plans to set up airline catering facilities across Eastern Europe. The Company owns 51% of ACS and TOPflight AB owns 49%. ACS has developed a detailed business plan targeting specific airports in the former Soviet Union for in-flight catering development. On April 2, 1996, the catering operations of BCS were acquired by Riga Catering
Services ("RCS"), previously owned by TOPflight AB, in exchange for shares in RCS. RCS is currently owned 35% by ACS, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS. The business of BCS after the transfer of the catering business to RCS is the operation of a restaurant in the Riga airport. The total assets of BCS remaining after the transfer of the catering business is about $230,000. The Company has accounted for the acquisition of its interest in RCS using the purchase method of accounting.

NOTE 3 - JOINT OPERATIONS

     The  investment in and advances to joint operations are  as follows:
                                        June 30, 1996       December 31, 1995

Air Baltic                              $1,608,474             $2,630,000
BIA                                        525,012                      -
BCS                                        322,766                284,834
ACS                                         53,754                      -
RCS                                         45,830                      -
LAMCO                                       40,000                      -
                                         ---------              ---------
Total                                   $2,595,836             $2,914,834
                                         =========              =========

      A  condensed summary of the financial position (100% basis)
of  the  combined joint operations accounted for using the equity method of accounting is as follows:
                                            June 30, 1996    December 31,1995

Current assets                                $3,046,715        $  630,658
Property and other assets, net                 7,585,914           658,230
                                              ----------         ---------
Total assets                                 $10,632,629        $1,288,888
                                              ==========         =========

Current liabilities                           $2,129,571        $4,089,558
Other liabilities                              5,071,964         2,783,006
Stockholders' equity                           3,431,094        (5,583,676)
                                              ----------         ---------
Total liabilities and stockholders' equity   $10,632,629        $1,288,888
                                              ==========         =========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

Combined 100% Basis:
                             Three months ended        Six months ended
                                    June 30,               June 30,
                               1996      1995          1996         1995

Operating    revenues      $752,827   $3,934,396   $1,258,857   $ 6,612,120
Income from operations     $392,201   $   40,768     $507,870   $(1,254,959)
Earnings (loss)            $388,963   $ (684,029)  $  396,711   $(2,328,061)

Company Percentage Interest:
                             Three months ended       Six months ended
                                    June 30,                June 30,
                               1996      1995          1996        1995

Operating revenues         $333,362   $1,935,036    $ 586,377   $ 3,251,327
Income from operations     $176,315   $   22,297    $ 234,649     $(611,868)
Earnings (loss)            $174,696   $ (332,854)   $ 180,149   $(1,137,688)

The above amounts for the periods ended June 30, 1995 include the scheduled passenger carrier service operations of BIA which was discontinued on October 1, 1995.

NOTE 4 - SHORT-TERM DEBT

      On April 5, 1996, the Company entered into a convertible note agreement in connection with a $250,000 loan to the Company ("Convertible Note"). Principal and interest at an annual rate of 10% are due on October 5, 1996. The holder of the Convertible Note may at any time on or after July 5, 1996 convert the Convertible Note to shares of the Company's common stock at a conversion price equal to the lesser of $1.50 or 70% of the closing bid price per share of common stock on the trading date immediately preceding the date of conversion. On July 11, 1996, the holder of the convertible note converted principal of $134,000 and accrued interest to 306,213 shares of common stock.

NOTE 5 - EQUITY TRANSACTIONS

      During the three months ended June 30, 1996, shareholders converted an aggregate of five shares of Series B Convertible
Redeemed Preferred Stock into 133,289 shares of the Company's common stock.

NOTE 6 - EARNINGS/LOSS PER COMMON SHARE

      The computations of earnings/loss per common share are computed using 5,984,813 and 3,693,393 weighted average shares of common stock for the three months ended June 30, 1996 and 1995, respectively, and 5,921,828 and 3,314,219 weighted average shares of common stock for the six months ended June 30, 1996 and 1995, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three month period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

NOTE 7 - RELATED PARTY TRANSACTIONS

      The Company earned commission income from BIA for services to BIA as international promotional sales agent. Commissions are based upon a percentage of passenger ticket and cargo revenue earned on sales originating outside of Riga. The Company also charged a management fee to BIA to cover certain administrative costs and other expenses incurred by the Company on behalf of BIA. The Company earned $0 and $43,122 in such commissions and fees for the six months ended June 30, 1996 and 1995, respectively.

      The Company subleased two Boeing 727 aircraft to BIA for an aggregate of $80,000 per month. For the six months ended June 30, 1995, the Company received $240,000 related to these subleases. These aircraft were returned to the owner in 1996.

      In May 1996, the Company borrowed $250,000 from an officer and director of the Company. The loan bears an interest rate of 12% and matures on September 13, 1996. In connection with this loan, the Company issued warrants to purchase 25,000 common shares of the Company at a price of $1.00 per share.

                 BALTIC INTERNATIONAL USA, INC.

ITEM  2  -  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

      The Company's revenues are derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC. Since 1994, the Company has elected to account for its revenue earned from BIA on a cash basis.

Quarter Ended June 30, 1996 and 1995

      For the quarter ended June 30, 1996, the Company had revenues of $531,350 compared with $606,821 for the quarter ended June 30, 1995. The 12% decrease is principally due to no aircraft rental income from BIA for 1996 as compared to 1995 offset partially by food distribution revenue of $129,318 for 1996 with no such revenue for 1995.

      The Company's operating expenses for the quarter ended June 30, 1996 were $606,003 compared to $663,880 for the same quarter in 1995. Cost of revenue decreased by $122,230 primarily as the result of no aircraft rental expense in 1996 as compared to $150,000 in 1995. The Boeing aircraft were returned to the owner in 1996. General and administrative expenses increased from $206,337 in 1995 to $417,367 in the same quarter of 1996. This increase was due primarily to increased consulting expenses incurred in 1996 and the general and administrative expenses for ADC which began operations in December 1995.

      Interest expense decreased 79% from $67,420 in the second quarter of 1995 to $14,122 in 1996, reflecting the conversion of $1,288,137 of notes payable to equity during the second and third quarters of 1995 and reduced borrowings incurred through June 30, 1996. Interest income decreased from $85,271 for 1995 to $2,708 for 1996. This decrease is attributable to interest paid by BIA on outstanding debt to the Company in 1995 with no such income for 1996.

Six Months Ended June 30, 1996 and 1995

      For  the  six  months  ended June 30, 1996,  revenues  were
$677,480  compared to $840,250 for the six months ended June  30,
1995.   Year-to-date revenues were impacted by the  same  factors
that affected the second quarter results.

       Year-to-date   operating  expenses  decreased   12%   from
$1,862,209  for  1995 to $1,633,303 for 1996   Such  decrease  is
attributable to the same factors affecting the second quarter operating expenses.

     Interest expense decreased from $134,458 for 1995 to $27,362 for 1996. Interest income decreased from $115,775 for 1995 to $2,723 for `1996. Such decreases are attributable to the same factors affecting the second quarter. The Company recorded a gain of $297,200 on the sale of the 12% Air Baltic stock to Scandinavian Airline Systems Sweden-Norway-Denmark during the six months ended June 30, 1996. No such gain was recorded in 1995.

      The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations  other  than Air Baltic using  the  equity  method  of accounting in accordance with generally accepted accounting principles. The Company's interest in Air Baltic is accounted for using the cost method. The following table presents a proforma condensed combined statement of operations of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

       Proforma Condensed Combined Statement of Operations
             For the Six Months Ended June 30, 1996

                                               Proportionate
                                                 Share of                       Combined
                                  Company    Joint Operations   Eliminations    Company
Operating revenues              $   677,480     $  586,377       $(257,516)   $1,006,341
Operating expenses                1,633,303        351,728         (77,367)    1,907,664
                                  ---------       --------        --------     ---------
Income (loss) from operations      (955,823)       234,649        (180,149)     (901,323)
Other income (expense)              272,561        (12,850)              -       259,711
                                  ---------       --------        --------     ---------
Income (loss) before income taxes  (683,262)       221,799        (180,149)     (641,612)
Provision for income taxes           27,904              -               -        27,904
Discontinued operations                   -        (41,650)              -       (41,650)
                                  ---------       --------        --------     ---------
Net income (loss)                 $(711,166)     $ 180,149       $(180,149)   $ (711,166)
                                  =========       ========        ========     =========

Liquidity and Capital Resources

     The Company had $81,723 in cash and cash equivalents at June
30, 1996, compared to $139,240 at December 31, 1995.

      At June 30, 1996, the Company had a working capital deficit of $1,071,386 as compared to $2,129,236 at December 31, 1995.
The decrease in the working capital deficit is due primarily to an increase in accounts receivable of $670,552, a decrease in accounts payable and accrued liabilities of $480,948, a decrease in commitments for guarantees on BIA liabilities of $374,586, partially offset by a decrease in cash of $57,517, and an increase in short-term debt of $345,157.

      Net cash used in operating activities for the six months ended June 30, 1996 was $900,056 as compared to $1,053,364 for the same period of 1995. Such decrease primarily was due to the decrease in charges to BIA reflected as increases in advances to the joint operation. Net cash used in investing activities was $694,202 for the six months ended June 30, 1996 compared to $1,493,234 for the six months ended June 30, 1995. The decrease was due primarily to the proceeds from the sale of the Air Baltic stock to SAS. Net cash provided by financing activities was $1,536,741 for the six months ended June 30, 1996 compared to $2,473,173 for the six months ended June 30, 1995.

      The Company's consolidated balance sheet included elsewhere herein presents the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interest in Air
Baltic  is  accounted for using the cost method.   The  following
table presents a proforma condensed combined balance sheet of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's financial condition since the majority of the Company's underlying investment in its joint operations consists of net current assets.

                   Proforma Condensed Combined Balance Sheet
                            as of June 30, 1996

                                               Proportionate
                                                  Share of                      Combined
                                   Company   Joint Operations   Eliminations    Company
Current assets                     $  941,652    $  754,211    $         -    $1,695,863
Investments in joint operations     2,595,836             -     (2,595,836)            -
Property and other assets, net        289,292     3,175,739       (296,207)    3,168,824
                                    ---------     ---------     ----------     ---------
                                   $3,826,780    $3,929,950    $(2,892,043)   $4,864,687
                                    =========     =========     ==========     =========

Current liabilities                $2,013,038    $1,037,907    $         -    $3,050,945
Other liabilities                           -     2,485,262     (2,485,262)            -
Stockholders' and partners' equity  1,813,742       406,781       (406,781)    1,813,742
                                    ---------     ---------     ----------     ---------
                                   $3,826,780    $3,929,950    $(2,892,043)   $4,864,687
                                    =========     =========     ==========     =========

      The Company requires substantial capital to pursue its operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. The Company has no firm commitments for external sources of financing upon which the Company will rely for the near future.

                 BALTIC INTERNATIONAL USA, INC.

                  PART II - OTHER INFORMATION



Item 1.                       Legal Proceedings, None

Item 2.Changes in Securities, None

Item 3.Defaults Upon Senior Securities, None

Item 4.Submission of Matters to a Vote of Security-Holders, None

Item 5.Other Information, None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)                Exhibits, None

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                 BALTIC INTERNATIONAL USA, INC.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   BALTIC INTERNATIONAL USA, INC.
                          (Registrant)


Date: August 16, 1996              BY:  /s/ Robert L. Knauss
                                        Robert L. Knauss,
                                        Chairman of the Board and
                                         Chief Executive Officer


Date: August 16, 1996              BY:  /s/ James W. Goodchild
                                        James W. Goodchild,
                                        Chief Operating and Financial Officer


