Form 10QSB
period 1996-09-30
BALTIC INTERNATIONAL USA INC
filed 1996-11-19
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For Quarterly Period Ended September 30, 1996.
                                      OR
[  ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period From          to        .
Commission File No. 0-26558

                       BALTIC INTERNATIONAL USA, INC.
       (Exact name of small business issuer as specified in its charter)
               TEXAS		     					        		      76-0336843
(State or other jurisdiction of						 	      (I.R.S. Employer
incorporation or organization)						   	      Identification No.)

           1990 Post Oak Blvd., Suite 1630, Houston, Texas 77056
           (Address of principal executive offices)    (zip code)

               Issuer's Telephone Number:  (713) 961-9299

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X  .    No     .


Number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1996: 7,220,022 shares.





                       	BALTIC INTERNATIONAL USA, INC.

                             	TABLE OF CONTENTS

                                                          												Page

	PART I - FINANCIAL INFORMATION
	Item 1 - Consolidated Financial Statements
	  	Condensed Balance Sheets -
	    	  September 30, 1996 and December 31, 1995		                      3
		Condensed Statements of Operations -
		  Three Months Ended September 30,1996 and 1995
		  and Nine Months Ended September 30, 1996 and 1995		                 4
		Condensed Statements of Cash Flows -
		  Nine Months Ended September 30, 1996 and 1995		                     5
		Notes to Condensed Financial Statements		                             6

	Item 2 - Management's Discussion and Analysis of
		  Financial Condition and Results of Operations		                     9

	PART II - OTHER INFORMATION

	Item 1 - Legal Proceedings	                                          	11

	Item 2 - Changes in Securities		                                      11

	Item 3 - Defaults on Senior Securities		                              11

	Item 4 - Submission of Matters to a Vote of Security Holders		        11

	Item 5 - Other Information		                                          11

	Item 6 - Exhibits and Reports on Form 8-K		                           11

	Signatures		                                                          12

Part I - Financial Information
    Item 1 - Financial Statements

                       	BALTIC INTERNATIONAL USA, INC.
                  	Condensed Consolidated Balance Sheets

                                                		September 30,		December 31,
                                                    		1996	       		1995
                                          									(unaudited)  		(audited)
ASSETS
CURRENT ASSETS
	Cash and cash equivalents                       	 	$	59,597     	$	139,240
	Accounts receivable			                              131,101	      	187,178
	Income taxes receivable			                                -	       	16,860
	Inventory			                                         56,238	       	14,265
	Prepaids and deposits		                             	54,784	        	6,418
Total current assets			                              301,720      		363,961
PROPERTY AND EQUIPMENT, net 		                       	14,690       		20,035
INVESTMENT IN AND ADVANCES TO
	JOINT OPERATIONS	                               		2,794,979    		2,914,834
GOODWILL, NET			245,673		223,593
OTHER ASSETS			39,025		-
	Total assets		$	3,396,087	$	3,522,423
	LIABILITIES AND STOCKHOLDERS'
	EQUITY
CURRENT LIABILITIES
	Accounts payable and accrued liabilities 		$	320,388	$	807,470
	Short-term debt, net			541,000		324,063
	Commitments for guarantees on BIA liabilities			221,375		1,019,521
	Other current liabilities			250,868		342,143
	Total liabilities			1,333,631		2,493,197
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
	Preferred stock:
		Series A, $2 convertible, $10 par value, 500,000 shares
			authorized, 123,000 shares issued and outstanding			1,230,000		1,230,000
		Series B, convertible, $10 par value, 70 shares
			authorized, 37 shares issued and outstanding			925,000		-
	Common stock, $.01 par value, 20,000,000 shares authorized,
	  7,097,645 and 5,758,241 shares issued and outstanding 			70,976		57,582
	Additional paid-in capital			9,662,799		8,703,883
	Retained deficit			(9,826,319)		(8,962,239)
	Total stockholders' equity			2,062,456		1,029,226
	Total liabilities and stockholders' equity		$	3,396,087	$	3,522,423

	See accompanying notes to condensed consolidated financial statements.

                        	BALTIC INTERNATIONAL USA, INC.
              	Condensed Consolidated Statements of Operations
                                  	(unaudited)

		                                          For the Three Months		    For the Nine Months
                                           		ended September 30,			    ended September 30,
                                              		1996      		1995	      	1996	     	1995
REVENUES:
	Freight revenue                 	         	 $	185,737  	$	127,211	  $	454,383	  $	482,853
	Food distribution                          			100,256         		-	   	229,574		         -
	General sales agency revenue		                	16,500         		-	    	38,500		         -
	Wet lease agreement with Air Baltic		              	-	   	600,000	         	-		   600,000
	Fee revenue	                                      		-	 	1,500,000         		-  	1,500,000
	Aircraft rental income from BIA		                  	-	   	240,000	         	-		   480,000
	Commissions from BIA		                             	-    		35,723         		-      78,845
	Net equity in earnings of joint operations		 	119,141	   	104,697   		376,657	 	  306,183
                                              --------   ---------   ---------   ---------
	Total operating revenues			                   421,634 		2,607,631 		1,099,114		 3,447,881
                                              --------   ---------   ---------   ---------
OPERATING EXPENSES:
	Cost of revenue			                            166,751		   183,456		   383,053		  739,514
	General and administrative			                 348,334		   846,841		 1,152,950		1,303,070
	Net equity in losses of BIA			-		           1,404,479		   612,385		 2,254,401
	Total operating expenses			                   515,085		 2,434,776		 2,148,388		4,296,985
INCOME (LOSS) FROM OPERATIONS			               (93,451)		  172,855		(1,049,274)		(849,104)

OTHER INCOME (EXPENSE)
	Interest expense			                           (20,151)		  (35,539)		 (47,513)		(169,997)
	Interest income			                             17,122		    77,806		   19,845		  193,581
	Other				                                      55,590		    31,250		  352,790		 31,250
TOTAL OTHER INCOME  (EXPENSE)			                52,561		    73,517		  325,122		 54,834
INCOME (LOSS) BEFORE
	INCOME TAXES			                               (40,890)		  246,372		 (724,152)		(794,270)
INCOME TAX EXPENSE			                           19,524		         -		   47,428		        -
NET INCOME (LOSS) 	                         	$	(60,414)	 $	246,372	$	(771,580)	 $	(794,270)

INCOME (LOSS) PER
	COMMON SHARE		                              $  	(0.01)	 $   	0.04	$  	(0.14)		(0.21)

	See accompanying notes to condensed consolidated financial statements.

                       	BALTIC INTERNATIONAL USA, INC.
             	Condensed Consolidated Statements of Cash Flows
                                  	(unaudited)


                                                        		For the Nine Months
                                                        		Ended September 30,
                                                         		1996     			1995
CASH FLOWS FROM OPERATING ACTIVITIES:
		Net loss 		                                         $	(771,580) 	$	(794,270)
		Adjustments to reconcile net loss to net cash
			provided by (used in) operating activities:
				Net equity in earnings and losses
					of joint operations			                              235,728	   	(193,632)
				Write-off of investment in BIA		                          	-	  	2,141,850
				Gain on sale of assets	                           		(297,200)         		-
				Other		                                              	51,252	     	72,560
				Changes in assets and liabilities                			(223,198)   	(432,901)
                                                       ---------    ---------
NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES			                              (1,004,998)   		793,607
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
		Net investments in, advances to,
			distributions and repayments from joint ventures			(2,012,411)		(3,480,829)
		Distributions and repayments from joint ventures	    		203,738	          	-
		Proceeds from sale of Air Baltic stock			              745,970		          -
		Repayment of subordinated debt to Air Baltic			        290,000		          -
		Acquisition of property and equipment			                (1,769)		    (7,858)

NET CASH USED IN INVESTING ACTIVITIES			                (774,472)		(3,488,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
		New borrowings			                                      500,000		  1,081,000
		Repayments of notes			                                (155,000)		  (356,000)
		Reduction of deferred lease credits			                       -		    (77,104)
		Debt issuance costs			                                       -		     (6,175)
		Issuance of stock, net of related costs			           1,439,452		  2,360,793
		Payment of dividends			                                (84,625)		   (29,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES			           1,699,827		  2,973,014
Net increase (decrease) in cash 			                      (79,643)		   277,934
Cash and cash equivalents, beginning of period			        139,240		     98,757
Cash and cash equivalents, end of period		              $	59,597	   $	376,691


	See accompanying notes to condensed consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
             Notes to Condensed Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended September 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

	The Company's financial statements include an investment in BIA which has incurred losses of approximately $12,600,000 from inception through September 30, 1996. The Company's future plans for BIA are to continue operations as a charter and cargo service in the Baltic region.

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


NOTE 2 - JOINT OPERATIONS

	The investment in and advances to joint operations are as follows:

                                     		September 30, 1996		December 31, 1995
Air Baltic		                             $	1,790,875	         $	2,630,000
BIA		                                       	501,351                  		-
BCS			                                       246,508		            284,834
ACS		                                        	91,021		                  -
RCS	                                       		125,224                  		-
LAMCO	                                      		40,000                  		-
                                          ----------           ----------
Total                                  		$	2,794,979         	$	2,914,834
                                          ==========           ==========

	A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

		                                September 30, 1996		     December 31, 1995
Current assets		                        $ 	3,094,261	            $  	630,658
Property and other assets, net			          8,159,253		               658,230
Total assets		                          $	11,253,514	            $	1,288,888
Current liabilities		                   $	 1,163,372	            $	4,089,558
Other liabilities			                       6,355,604		             2,783,006
Stockholders' equity			                    3,734,538		            (5,583,676)
Total liabilities and stockholders'
   equity		                             $	11,253,514	            $	1,288,888

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

Combined 100% Basis:
            			              Three months ended	   	    Nine months ended
			                             September 30,			         September 30,
                           			1996       		1995       		1996		       1995
Operating revenues	       	$	832,110 	$	3,964,345 	 $	2,090,967 	$	10,576,465
Income from operations		   $	240,744	 $(3,871,669)  $  	748,614	 $ (4,860,628)
Earnings (loss)		          $	240,707	 $ 	(468,270) 	$  	637,418	 $	(2,796,331)

Company Percentage Interest:
                  			        Three months ended	   	    Nine months ended
			                             September 30,			         September 30,
                           			1996	       	1995       		1996	       	1995
Operating revenues		       $	349,173	 $	1,949,566 	 $ 	935,550	 $	5,200,893
Income from operations		   $ 	94,427	 $(1,892,742)  $ 	329,076	 $(2,371,610)
Earnings (loss)		          $	 94,408	 $ 	(226,390)	 $ 	274,557 	$(1,364,078)

The above amounts for the periods ended September 30, 1995 include the scheduled passenger carrier service operations of BIA which was discontinued on October 1, 1995.

NOTE 3 - SHORT-TERM DEBT

	On April 5, 1996, the Company entered into a convertible note agreement in connection with a $250,000 loan to the Company ("Convertible Note").
Principal and interest at an annual rate of 10% are due on October 5, 1996.
The Company is currently negotiating a renewal of this loan with the lender.
The holder of the Convertible Note may at any time on or after July 5, 1996 convert the Convertible Note to shares of the Company's common stock at a conversion price equal to the lesser of $1.50 or 70% of the closing bid price per share of common stock on the trading date immediately preceding the date of conversion. On July 11, 1996, the holder of the convertible note converted principal of $134,000 and accrued interest to 306,213 shares of common stock.

	On May 16, 1996, the Company entered into a promissory note in connection with a $250,000 loan to the Company from an officer and director of the Company.
Principal and interest at an annual rate of 12% were due on August 13, 1996.
This loan was renewed with an interest rate of 14% and due on November 30, 1996.
In connection with this renewal, the Company paid a facility fee of $12,500 to the lender.


NOTE 4 - EQUITY TRANSACTIONS

	During the three months and nine months ended September 30, 1996, shareholders converted an aggregate of eight and 13 shares of Series B Convertible Redeemed
Preferred Stock, respectively, into 362,633 and 495,922 shares of the Company's common stock, respectively.

	During September 1996, stock options underlying 42,000 shares of common stock were exercised, resulting in an increase in stockholders' equity of $121,332.

NOTE 5 - EARNINGS/LOSS PER COMMON SHARE

	The computations of earnings/loss per common share are computed using 6,795,816 and 5,326,747 weighted average shares of common stock for the three months ended
September 30, 1996 and 1995, respectively, and 6,215,284 and 3,885,596 weighted average shares of common stock for the nine months ended September 30,
1996 and 1995, respectively.  Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three month period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

NOTE 6 - RELATED PARTY TRANSACTIONS

	The Company earned commission income from BIA for services to BIA as international promotional sales agent. Commissions are based upon a percentage of passenger ticket and cargo revenue earned on sales originating outside of Riga. The Company also charged a management fee to BIA to cover certain administrative costs and other expenses incurred by the Company on behalf of BIA. The Company earned $0 and $78,845 in such commissions and fees for the nine months ended September 30, 1996 and 1995, respectively.

	The Company subleased two Boeing 727 aircraft to BIA for an aggregate of $80,000 per month. For the nine months ended September 30, 1995, the Company received $480,000 related to these subleases. These aircraft were returned to the owner in 1996.

NOTE 7 - SUBSEQUENT EVENT

	In November 1996, the Company concluded negotiations on terms of a promissory note in connection with a $2,000,000 loan to the Company.  Principal and interest at an annual rate of 13% will be due in November 1997. In connection with this promissory note, the Company will issue warrants to the lender to purchase 500,000 shares of the Company's common stock at a price of $0.75 per share.


                                        8

                      	BALTIC INTERNATIONAL USA, INC.
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	The Company's revenues are derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC.  Since 1994, the
Company has elected to account for its revenue earned from BIA on a cash basis.

Quarter Ended September 30, 1996 and 1995

	For the quarter ended September 30, 1996, the Company had revenues of $421,634 compared with $2,607,631 for the quarter ended September 30, 1995.  The 83%
decrease is principally due to non-recurring wet lease revenue from Air
Baltic, non-recurring fee revenue and aircraft rental income from BIA in 1995 with no such revenue for 1996.  This decrease was offset partially by food distribution revenue of $100,256 for 1996 with no such revenue for 1995.

	The Company's operating expenses for the quarter ended September 30, 1996 were
$515,085 compared to $2,434,776 for the same quarter in 1995.  Cost of revenue decreased by $16,705 primarily as the result of no aircraft rental expense in
1996 as compared to $150,000 in 1995 offset by cost of food distribution revenue of $76,761 in 1996.  The Boeing aircraft were returned to the owner in 1996.
General and administrative expenses decreased from $846,841 in 1995 to
$348,334 in the same quarter of 1996.  This decrease was due primarily to the reserve of the Latavio investment of $468,950 in 1995 with no such reserve in
1996.  Net equity in losses of BIA decreased from $1,404,479 in 1995 to $0 for 1996.  This decrease is due to BIA ceasing its scheduled passenger carrier service on October 1, 1995.

	Interest expense decreased 43% from $35,539 in the second quarter of 1995 to
$20,151 in 1996, reflecting the conversion of $1,288,137 of notes payable to equity during the second and third quarters of 1995 and reduced borrowings incurred through September 30, 1996.  Interest income decreased from $77,806 for 1995 to $17,122 for 1996.  This decrease is attributable to interest paid by
BIA on outstanding debt to the Company in 1995 with no such income for 1996.

Nine Months Ended September 30, 1996 and 1995

	For the nine months ended September 30, 1996, revenues were $1,099,114 compared to $3,447,881 for the nine months ended September 30, 1995.  Year-to-date revenues were impacted by the same factors that affected the second quarter results.

	Year-to-date operating expenses decreased 50% from $4,296,985 for 1995 to $2,148,388 for 1996. Such decrease is attributable to the same factors affecting the second quarter operating expenses.

	Interest expense decreased from $169,997 for 1995 to $47,513 for 1996. Interest income decreased from $193,581 for 1995 to $19,845 for 1996. Such decreases are attributable to the same factors affecting the second quarter. The Company recorded a gain of $297,200 on the sale of the 12% Air Baltic stock to Scandinavian Airline Systems Sweden-Norway-Denmark during the nine months ended September 30, 1996. No such gain was recorded in 1995.

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

              Proforma Condensed Combined Statement of Operations
                  For the Nine Months Ended September 30, 1996

                                        				  Proportionate
                                         				    Share of			                    	    Combined
                                  		Company	 	Joint Operations	 Eliminations		  Company
Operating revenues    	        	  $	1,099,114  	$	935,550    	 $	(377,559)  	$	1,657,105
3Operating expenses			               2,148,388	   	606,474		      (103,002)		   2,651,860
                                   ----------    --------       ---------     ----------
Income (loss) from operations	     (1,049,274)	  	329,076		      (274,557)		    (994,755)
Other income (expense)		             	325,122   		(12,869)	            	-      		312,253
                                   ----------    --------       ---------     ----------
Income (loss) before income taxes			 (724,152)		  316,207	      	(274,557)		    (682,502)
Provision for income taxes			          47,428	         	-		             -		       47,428
Discontinued operations			                  -		   (41,650)		            -		      (41,650)
                                   ----------    --------       ---------     ----------
Net income (loss)		               $ 	(771,580)	 $	274,557	     $	(274,557)	  $	 (771,580)
                                   ==========    ========       =========     ==========

Liquidity and Capital Resources

	The Company had $59,597 in cash and cash equivalents at September 30, 1996, compared to $139,240 at December 31, 1995.

	At September 30, 1996, the Company had a working capital deficit of $1,031,911 as compared to $2,129,236 at December 31, 1995.  The decrease in the working capital deficit is due primarily to a decrease in accounts payable and accrued liabilities of $487,082, a decrease in commitments for guarantees on BIA liabilities of $798,146, partially offset by a decrease in cash of $79,643 and an increase in short-term debt of $216,937.

	Net cash used in operating activities for the nine months ended September 30,
1996 was $1,004,998 as compared to net cash provided of $793,607 for the same period of 1995.  Such decrease primarily was due to the decrease in charges to
BIA reflected as increases in advances to the joint operation.  Net cash used in investing activities was $774,472 for the nine months ended September 30, 1996 compared to $3,488,687 for the nine months ended September 30, 1995.  The decrease was due primarily to the proceeds from the sale of the Air Baltic stock to SAS.  Net cash provided by financing activities was $1,699,827 for the nine months ended September 30, 1996 compared to $2,973,014 for the nine months ended September 30, 1995.

	The Company's consolidated balance sheet included elsewhere herein presents the
Company's share of the joint operating using the equity method of accounting in accordance with generally accepted accounting principles.  The Company's interest in Air Baltic is accounted for using the cost method.  The following table presents a proforma condensed combined balance sheet of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company.  Management believes this presentation is informative of the Company's financial condition since the majority of the Company's underlying investment in its joint operations consists of net current assets.

                    Proforma Condensed Combined Balance Sheet
                          as of September 30, 1996

                                        				  Proportionate
                                       				      Share of	              			   Combined
                                   	Company		Joint Operations	Eliminations		  Company
Current assets		                  $  	301,720	  $ 	 780,909  	$	        -	  $	1,082,629
Investments in joint operations			  2,794,979	         	  -		  (2,794,979)		          -
Property and other assets, net			     299,388	  	 3,402,234		    (851,758)		  2,849,864
                                   ----------    ----------    ----------    ----------
                                		$	3,396,087  	$ 4,183,143	  $(3,646,737)	 $	3,932,493
                                   ==========    ==========    ==========    ==========

Current liabilities		             $	1,333,631	  $  	536,406	  $        	-	  $	1,870,037
Other liabilities			                        -		   3,114,246		  (3,114,246)		          -
Stockholders' and partners' equity		2,062,456		     532,491		    (532,491)		  2,062,456
                                   ----------    ----------    ----------    ----------
		                                $	3,396,087	  $	4,183,143	  $(3,646,737)	 $	3,932,493
                                   ==========    ==========    ==========    ==========

	The Company requires substantial capital to pursue its operating strategies.
To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements and will continue to do so for the foreseeable future.  The Company secured debt financing in the amount of $2,000,000 in
November 1996 as discussed in the footnotes to the financial statements which will assist the Company in its near term financing needs.  However, the
Company has no firm commitments for external sources of financing upon which the
Company will rely for all of its planned 1997 business activities.

                                        10


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

       	(b)	The Company filed a Current Report on Form 8-K dated August 30,
            1996 pursuant to BDO Seidman, LLP informing the Company that it was resigning from its position as the Company's accounting firm.

          		The Company filed a Current Report on Form 8-K dated October 16,
            1996 to satisfy certain continued listing requirements necessary in order to  maintain the listing of its common stock on
            The Nasdaq SmallCap Market.

          		The Company filed a Current Report on Form 8-K dated November 8,
            1996 pursuant to the Company engaging Arthur Andersen LLP as its independent accountants.


                                       11

                        	BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          BALTIC INTERNATIONAL USA, INC.
                                 (Registrant)


Date:		November 18, 1996		                BY:		/s/ Robert L. Knauss
                                               ------------------------------
                                          						Robert L. Knauss,
                                          						Chairman of the Board and
                                        						  Chief Executive Officer


Date:		November 18, 1996		                BY:		/s/ James W. Goodchild
                                               ------------------------------
                                          						James W. Goodchild,
                                          						Chief Operating and Financial
                                                  Officer








                                       12