Form 10QSB/A
period 1996-06-30
BALTIC INTERNATIONAL USA INC
filed 1996-12-04
CIK 918545

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



                   BALTIC INTERNATIONAL USA, INC.
                          (Registrant)


Date: December 4, 1996             BY:  /s/ Robert L. Knauss
                                        Robert L. Knauss,
                                        Chairman of the Board and
                                         Chief Executive Officer


Date: December 4, 1996             BY:  /s/ James W. Goodchild
                                        James W. Goodchild,
                                        Chief Operating and Financial Officer


