Form 10KSB
period 1996-12-31
BALTIC INTERNATIONAL USA INC
filed 1997-04-17
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] for the Fiscal Year Ended:  December 31, 1996
OR
[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     [NO FEE REQUIRED] for the transition period from _________ to _________.

Commission File Number:  0-26588

                          BALTIC INTERNATIONAL USA, INC.
                (Name of small business issuer in its charter)

     	Texas                                               	76-0336843
	(State or other jurisdiction                            	(IRS Employer
	of incorporation or organization)                    	Identification No.)

                      1990 Post Oak Boulevard, Suite 1630
                             Houston, Texas 77056
       (Address of principal executive offices, including zip code)

                               (713) 961-9299
            (Issuer's telephone number, including area code)


	Securities registered under Section 12(b) of the Exchange Act:  None

	Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.01 par value
                               Warrants
                           (Title of Class)

	Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [x]

	Issuer's revenues for the year ended December 31, 1996 were $1,313,257.

	The aggregate market value of Common Stock held by non-affiliates of the registrant at March 27, 1997, based upon the last sales price as reported by Nasdaq, was $2,636,433.

	As of March 27, 1997, there were 7,593,586 shares of Common Stock outstanding.


	Transitional Small Business Disclosure Format (Check one):  Yes 			;	No 		X	.


                                 	TABLE OF CONTENTS
                                                                      	Page

PART I
	Item 1.	Description of Business		                                         3

	Item 2.	Description of Property		                                         6

	Item 3.	Legal Proceedings		                                               6

	Item 4.	Submission of Matters to a Vote of Security Holders		             6


PART II
	Item 5.	Market for Common Equity and Related Stockholder Matters		        6

	Item 6.	Management's Discussion and Analysis or Plan of Operation		       7

	Item 7.	Financial Statements		                                           11

	Item 8.	Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure		                                       11


PART III
	Item 9.	Directors, Executive Officers, Promoters and Control Persons;
   		    Compliance with Section 16(a) of the Exchange Act	            	  11

	Item 10.	Executive Compensation		                                        14

	Item 11.	Security Ownership of Certain Beneficial Owners and Management		15

	Item 12.	Certain Relationships and Related Transactions		                16

	Item 13.	Exhibits and Reports on Form 8-K		                              17

SIGNATURES



                                    PART I

Item 1.	DESCRIPTION OF BUSINESS

	Baltic International USA, Inc. (the "Company" or "BIUSA") is a Texas corporation organized in 1991 which provides and has provided capital, management, and technical services to start-up and established private companies located primarily in the Baltic Republics of Latvia and Lithuania. In most instances, BIUSA is directly involved in management, and in all instances, assists in allocation of capital either directly from BIUSA or through the investment of third parties. BIUSA has not taken significant profits or management fees from these investments. Rather, the Company hopes that the value of these investments grows to a point where the Company's subsidiaries and joint operations become independent through a separate third party financing or sale to a third party, at which time, the Company will realize a return on its investment.

	The Company's current investments include:

                           Baltic International USA, Inc.

		Airlines		           Catering		       Distribution	     	Cargo & Maintenance

  airBaltic	  	     AIRO Catering	       American	        Baltic World Air
   Corporation 8%	   Services 51%	        Distributing     Freight 100%
             					  Baltic Catering	      Company 100% 	  Baltic Int'l
             					   Services 50%    			 LAMCO 2.6%        Airlines 49%
             					  Riga Catering
             					   Services 23.5%

Note:  Percentages reflect the Company's ownership interest.

	The Company will continue to use its substantial high level contacts to increase its focus and to form and operate ventures in the Baltic States, Eastern Europe and the Commonwealth of Independent States ("CIS"). Management believes that there are many low-cost opportunities due to the general underdeveloped nature of the marketplace and the need for essential services in the region, such as air transportation and aviation-related services. An opportunity exists for the Company to utilize its expertise to establish business opportunities to take advantage of existing market conditions.

airBaltic Corporation

	In 1992, the Company developed Baltic International Airlines ("BIA") - the first independent airline in the former Soviet Union. In October 1995, BIUSA sold the scheduled passenger service operations of its 49% interest in BIA, to the newly created national airline of Latvia, airBaltic Corporation SIA("airBaltic"). airBaltic is owned 51.07% by the Republic of Latvia, 28.51% by Scandinavian Airlines System ("SAS"), 8.02% by the Company, 6.2% by SwedFund International AB and 6.2% by Investeringsfonden. SAS is the operator of this airline.

	From its hub at Riga Airport, airBaltic currently provides regularly scheduled service to and from Copenhagen, Frankfurt, Geneva, Helsinki, Kiev, London, Minsk, Riga, Stockholm, Tallinn, Vilnius and Warsaw. Additional routes, including Moscow and St. Petersburg, are planned for 1997.

	airBaltic operates three AVRO RJ70 and one SAAB 340 aircraft. The AVRO RJ70 has a configuration of 70 seats and the SAAB 340 aircraft has a configuration of 34 single-class seats.

	airBaltic is pursuing a strategy of operating a fleet of low-cost Western aircraft for expansion of routes to the East from its hub in Riga as well as expansion into Western Europe. Cockpit, cabin crew and maintenance personnel have been and are being trained in Western operations. airBaltic is able to offer passenger service equivalent to service offered by major Western carriers. All flights provide a multi-course meal to business passengers as well as a full selection of newspapers and periodicals.

	airBaltic has full operational independence on the basis of its own operating licenses and manuals, all of which meet international aviation standards and conform to SAS and U.S. Federal Aviation Administration ("FAA") standards. airBaltic provides routine and scheduled servicing and maintenance for its aircraft using its own personnel who have been trained by SAS and have met appropriate certification of the Ministry of Transportation of the Republic of Latvia.

	Management considers the Company's investment in airBaltic to be a strategic as well as a high-quality financial investment. As an owner in one of the Baltic States' largest and most modern national airline, the Company is able to leverage its credibility in the pursuit of other business opportunities in the region. In addition, the Company serves as the general sales agent in North America for airBaltic.

AIRO Catering Services

	Management has realized that there are a number of business opportunities presented by in-flight catering due to the lack of international standard kitchens in airports in Eastern Europe and the Newly Independent States. Currently, many Western airlines flying into airports in Eastern Europe and the former Soviet Union back-cater their food, carrying food for both legs of the trip on board from the originating point which increases food costs and reduces revenue-producing cargo space. The Company sees an opportunity to operate kitchens in Eastern European airports that provide meals to both Western and Eastern European carriers.

	In February 1996, the Company formed AIRO Catering Services ("AIRO") with TOPflight AB ("TOPflight"). TOPflight operates kitchens in Malmo, Gothenburg and Stockholm, Sweden. In this joint operation, the Company contributed its management and operational expertise, part of its interest in Riga Catering Services ("RCS"), market knowledge, knowledge of the regional customer base and labor force for a 51% interest, while TOPflight contributed its technical experience in building in-flight kitchens and its partial interest in RCS for a 49% interest. AIRO currently operates RCS in Riga, which was started by BIUSA, and caters all carriers which serve Riga International Airport including SAS, Lufthansa and airBaltic.

	In March 1997, AIRO finalized a contract to open an in-flight catering kitchen in Kiev, Ukraine. The contract gives a 20-year lease to AIRO with at least 5 years exclusivity. This kitchen should be open in fall 1997. AIRO is in discussion with relevant airport authorities to open additional kitchens in Minsk, Belarus; Gdansk, Poland; Krakow, Poland and Tallinn, Estonia by the end of 1997.

	AIRO is being developed as an independent, stand-alone company.

Riga Catering Services

	On April 2, 1996, the catering operations of Baltic Catering Services ("BCS") were acquired by RCS, previously owned by TOPflight, in exchange for shares in RCS. RCS is currently owned 35% by AIRO, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS.

Baltic Catering Services

	The business of BCS after the transfer of the catering business to RCS is primarily the operation of the restaurant in the Riga Airport. BCS is currently owned 50% by the Company and 50% by ARVO, Ltd., a Latvian limited liability company.

American Distributing Company

	American Distributing Company ("ADC") is currently a wholly owned subsidiary of BIUSA. It distributes Millerr, Bartles & Jaymesr, Gulf Pacific Rice and various staple food products in the Baltic States. ADC commenced operations in December 1995 as a successor to the Company's distribution activities which began in 1993. The Company has a distribution system, offices and a 9-person staff in Riga, Latvia. ADC is currently negotiating for the distribution rights of other food products, has opened a new office in Vilnius, Lithuania and has plans to open an office in Tallinn, Estonia.

Baltic World Air Freight

	Through its wholly owned subsidiary Baltic World Air Freight ("BWAF"), BIUSA is positioned to take advantage of the growth of air and intermodal transportation in the Baltic States. The Company is seeking to expand its cargo marketing and sales operations and has renegotiated its cargo marketing and sales agency agreement with airBaltic to allow BWAF to accept agency agreements with other airlines at Riga Airport and to open offices at other airports in Lithuania and Ukraine. Currently, BWAF has cargo marketing agreements with Hamburg Airlines, airBaltic and Austrian Airlines.

Baltic International Airlines

	The Company currently owns a 49% interest in BIA. BIA currently has no substantive operations. The Company believes that maintaining BIA's airline certification and maintaining the goodwill of BIA's debtors and creditors is beneficial to BIUSA.

LAMCO

	The Company has a 2.6% interest in Lithuanian Aircraft Maintenance Corporation ("LAMCO"), which was formed as a venture with the Lithuanian government. The long-term plan of the Company is to develop an aircraft maintenance base in Siauliai, Lithuania. BIUSA has the opportunity to increase its share interest to 50%. LAMCO will continue to be in a development phase in 1997, and no significant revenues are expected.

Government Regulation

Republic of Latvia Law on Foreign Investment

	In November 1991, the Republic of Latvia adopted the Law on Foreign Investment ("Foreign Investment Law"), which was designed to encourage the participation by foreigners in the establishment of Latvian joint operations. The Foreign Investment Law generally provides certain preferential tax advantages to ventures formed under the Foreign Investment Law beginning in the year in which profits are first generated from the operations of such ventures. In addition, the Foreign Investment Law permits non-Latvian entities to own up to a 100% interest in most Latvian business entities, including airlines.

	Pursuant to the Foreign Investment Law, ventures having foreign participation of at least 30% (with a minimum investment of at least $50,000) are exempt from profit taxes for a period of two years, and thereafter for the following two years, profit taxes for such ventures are reduced by 50%. Ventures having foreign participation in excess of 50% (equal to at least $1,000,000) are exempt from profit taxes for a period of three years, and thereafter for the following five years, profit taxes for such ventures are reduced by 50%. In addition, ventures which are active in certain industries deemed to be "preferential" by the government of the Republic of Latvia and having foreign participation of at least 30% (with a minimum investment of at least $50,000) are entitled to a three-year tax holiday from the payment of profit taxes, and thereafter for the following two years, profit taxes for these "preferential" ventures are reduced by 50%.

	The business of BIA, and also of airBaltic, is deemed to be a preferential industry, entitling it to a three-year profit tax holiday beginning the first year in which it generates profits and a 50% reduction in profit taxes for the following two years. To date, airBaltic and BIA have not generated any profits in any year.

Republic of Latvia Law on Limited Liability Companies

	The formation and operation of joint venture-limited liability companies within the Republic of Latvia is regulated and governed by the Republic of Latvia Law on Limited Liability Companies ("Company Law"). A joint venture-limited liability company is recognized as a separate legal entity under the Company Law for purposes of transacting business in the Republic of Latvia, and accordingly, a joint venture-limited liability company can incur its own obligations and liabilities with respect to its business operations. Furthermore, the capital shareholders of a joint venture-limited liability company are afforded limited liability with respect to any acts or obligations of the joint venture-limited liability company. Accordingly, the Company will not be liable, because of its status as owner of a joint venture-limited liability company interest or as owner of any subsidiary registered as a Latvian limited liability company, for any obligations incurred by its subsidiaries and joint operations resulting from their respective business operations.

Political, Economic and Social Climate of Destination Countries

	The Company's subsidiaries and joint operations intend to expand operations to geographic areas which are subject to evolving political, economic and social climates, including other Baltic States and other republics of the former Soviet Union. Failure to improve political, economic or social stability in these regions could have an adverse effect on future operations and expansion efforts.

Competition

	The Company's business ventures face competition from other companies and individuals who have also recognized the Baltic States and Newly Independent States as a developing market. airBaltic, as a passenger service carrier, faces competition from other airlines, many of which have longer operating histories, greater name recognition, greater financial resources, more extensive facilities and equipment and better marketing resources. Other businesses that the Company currently operates, or may operate in the future, presently compete and will compete with other entities, many of which may have greater financial, marketing and technical resources.

Employees

	The Company currently employs 6 persons on a full-time basis. The Company has in the past, and will continue in the future, to employ independent contractors and to make extensive use of its outside directors and others as consultants. airBaltic currently employs approximately 200 persons on a full time basis, including pilots, mechanics, cabin crews, airport services and administrative personnel. BIA currently employs one person, AIRO employs one person, RCS employs an aggregate of approximately 60 persons, BCS employs 26 persons, BWAF employs 3 persons and ADC employs 9 persons. None of the employees of the Company and its subsidiaries and joint operations are represented by a labor organization. The Company believes its relationships with all of these employees are satisfactory.

Item 2.	DESCRIPTION OF PROPERTY

	The Company leases approximately 3,500 square feet of office space in Houston, Texas for a monthly rental of approximately $3,000. airBaltic, BWAF, ADC, BCS and RCS each lease office space at Riga International
Airport. AIRO leases space in Stockholm, Sweden. The Company believes that its facilities are adequate for its current operations. The facilities of the Company's other business ventures are satisfactory for current purposes.

Item 3.	LEGAL PROCEEDINGS

	None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.

                                  PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "BISA." Public trading of units (consisting of one share of Common Stock and one warrant) ("Units") on Nasdaq commenced on April 28, 1994. The Units became separable and public trading of the Common Stock on Nasdaq commenced on June 27, 1994. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated:


                             1996                       1995

                      High         Low           High           Low

First Quarter        2.875        1.000         2.375          1.250
Second Quarter       2.750        0.813         2.000          0.688
Third Quarter        1.156        0.563         3.625          1.313
Fourth Quarter       1.188        0.344         3.500          0.938

	On March 27, 1997, the last sales price for the Common Stock was $0.5625, and the Company believes there were approximately 1,100 beneficial holders of its Common Stock.

	The Company has not paid, and does not currently intend to pay, cash dividends on its Common Stock. The current policy of the Company's Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of the Company's business. Such policy will be reviewed by the Board of Directors of the Company from time to time in light of, among other things, the Company's earnings and financial position.


Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

	The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

General

In 1996, the Company continued its strategy of making investments in businesses in the Baltic States and further developing its existing activities in such region.

In January 1996, the Company sold its 12% holding of airBaltic stock to SAS for $1.7 million in cash and the assumption by SAS of the remaining subordinated debt obligation of the Company to airBaltic. The Company retains an 8.02% interest in airBaltic.

	In February 1996, the Company and Topflight AG contributed their interests in Riga Catering Services to form AIRO Catering Services in exchange for a 51% interest and 49% interest respectively in AIRO. AIRO was formed to build and acquire catering kitchens in Eastern Europe and the former Soviet Union.

	In April 1996, RCS acquired the catering operations of Baltic Catering Services, which is 50% owned by the Company, in exchange for shares in RCS.

	The Company's revenues have historically been derived from its equity in the net income of its joint operations; fees for management services rendered pursuant to a management agreement between BIA and the Company; commissions due from sales of airline tickets under the international promotional sales agreement between BIA and the Company; and the Boeing 727 aircraft rental charged to BIA. As a result of the transfer of the scheduled passenger service operations of BIA to airBaltic in 1995, the Company has not earned any revenue for management fees and commissions from BIA in 1996. A significant portion of the operational activities of the Company are reflected in the fees from, and the net equity in earnings and losses of, joint operation investments, as the Company uses the equity method to record its interest in its joint operations owned 50% or less or greater than 50% owned companies in which the Company does not have control. The Company's losses relating to joint operation activities were $114,821 for 1996 and $3,071,222 for 1995.

	The Company's internally generated cash flows from operations have historically been and continue to be insufficient to meet its capital requirements and other liquidity needs. The Company continues to rely on external financing to supplement funds generated from its operations. The Company believes it can raise sufficient amounts of additional equity and obtain debt financing in order to meet its liquidity requirements for the remainder of the year ending December 31, 1997. See discussion of the Company's financing plans in "-Liquidity and Capital Resources." However, there can be no assurance the Company will be successful in its efforts to raise additional financing. If not successful, the Company may be forced to curtail operations or sell assets. The Company's earnings history as well as liquidity have been adversely affected by the advances to BIA to fund BIA's operations. The Company does not anticipate any further advances to BIA which would adversely impact earnings. However, there can be no assurances that the Company, as a whole, will not continue to experience liquidity difficulties or losses. The Company's current and prior independent accountants have qualified their opinions with respect to the Company's financial statements for the years ended December 31, 1996 and 1995, respectively, to reflect that incurred losses from operations and the Company's financial condition raise substantial doubt about the ability of the Company to continue as a going concern.

	Current Latvian law does not restrict the repatriation of cash to foreign participants in joint operations and recent amendments to the Foreign Investment Law have reaffirmed the structure permitting repatriation of profits. However, there can be no assurances that repatriation of profits in the future will not be restricted. Since the Company's joint operations currently generate revenues in United States dollars or in other major currencies, repatriation of cash has not been historically affected by exchange rate differentials between the Latvian Lat and the United States dollar.


Results of Operations

	Years Ended December 31, 1996 and 1995. Revenues for 1996 decreased by $3,214,038, or 71%, to $1,313,257 compared to $4,527,295 for 1995. This decrease is principally due to the Company's receipt in 1995 of a non-recurring fee of $1,500,000 collected from airBaltic in payment of market development and training for Latvian pilots, flight attendants and mechanics and non-recurring wet lease revenue of $1,500,000 received from airBaltic in 1995. Also, because of the sale of the scheduled passenger service operations of BIA in October 1995, payments made to the Company from BIA for aircraft rental income, commissions received on the sale of airline tickets, and freight revenue were not received by the Company in 1996. These decreases were partially offset by an increase in the Company's earnings from its investment in joint operations and food distribution revenues.

	Operating expenses decreased 59% to $2,812,962 for 1996 compared to $6,805,079 for 1995. This decrease was due to a decrease in costs related to aircraft rental, freight, personnel and consulting, legal and professional, general and administrative expenses and net equity in losses of BIA partially offset by an increase in food distribution costs. The decrease in general and administrative expenses was due primarily to the reserve of the Latvian Airlines investment of $468,950 in 1995. The decrease in rental expense resulted from the return of two Boeing 727 aircraft to the owner in 1996 which were leased during 1995.

	Interest expense decreased by $65,471 or 33% to $132,034 for 1996 from $197,505 in 1995 due to the conversion of $1,288,137 of notes payable to equity during the second and third quarters of 1995.

	Interest income decreased to $3,800 for 1996 from $195,415 for 1995. This decrease is due primarily to interest paid by BIA on outstanding debt to the Company in 1995 with no such interest in 1996.

	On January 10, 1996, the Company sold 12% of its airBaltic stock to SAS for $1.7 million in cash and the assumption by SAS of the Company's future debt funding obligation to airBaltic of $2,175,000. SAS assumed and funded the Company's share of the subordinated debt after agreement of the terms of the share purchase were reached in January 1996. The Company retains an 8.02% interest in airBaltic. A gain of $297,000 was recognized on this sale.

	The Company had a net loss of $1,172,536 for 1996 compared to a net loss of $2,127,624 for 1995. The decrease in net loss is due primarily to the decrease in the Company's net equity in losses of BIA.

	The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations other than airBaltic using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interests in airBaltic, BIA and LAMCO are accounted for using the cost method. The following table presents a pro forma condensed combined statement of operations of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

            Pro forma Condensed Combined Statement of Operations
                    For the Year Ended December 31, 1996

                                           Proportionate
                                              Share of                  Pro forma
                                Company         Joint                   Combined
                             (As reported)   Operations   Eliminations  Company
Operating revenues           	$	1,331,257  	$	1,240,176  	$	(420,467)  	$	2,132,966
Operating expenses              2,812,962       758,173            -      3,571,135
Income (loss) from operations  (1,499,705)      482,003     (420,467)    (1,438,169)
Other income (expense)            266,856        14,471            -        281,327
Income (loss) before
  income taxes                 (1,232,849)      420,467     (420,467)    (1,156,842)
Provision for income taxes        (15,694)      (76,007)           -        (91,701)
Net income (loss)             $(1,248,543)   $ 	420,467  	$ (420,467)   $(1,248,543)

Liquidity and Capital Resources

	At December 31, 1996 the Company had a working capital deficit of $2,300,157 compared to a working capital deficit of $2,129,236 at December 31, 1995. The increase in working capital deficit is due primarily to increased borrowings to finance the Company's capital contribution to airBaltic during 1996. The Company had stockholders' equity of $1,636,899 at December 31, 1996.

	Net cash used by operating activities was $2,082,722 for 1996, compared to net cash provided by operating activities of $2,531,097 for 1995. The decrease in cash provided by operating activities in 1996 was primarily due to the non-recurring fee of $1,500,000 received from airBaltic in payment of training of Latvian pilots, flight attendants and mechanics in 1995 and the non-recurring $1,500,000 wet lease payment from airBaltic in 1995. Net cash used by investing activities was $834,100 for 1996, compared to $5,825,258 for 1995. The decrease in cash used by investing activities was attributable to the decrease in advances made to BIA and the proceeds of $1,700,000 from the sale of 12% of airBaltic to SAS. Net cash provided by financing activities was $3,161,827 for the 1996, compared to $3,338,134 for 1995.

	The Company's consolidated balance sheet included elsewhere herein presents the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interests in airBaltic, BIA and LAMCO are accounted for using the cost method. The following table presents a pro forma condensed combined balance sheet of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's financial condition since the majority of the Company's underlying investment in its joint operations consists of net current assets.

                   Pro forma Condensed Combined Balance Sheet
                           As of December 31, 1996



                                    Proportionate
                                      Share of                  Pro forma
                        Company         Joint                   Combined
                      (As reported)  Operations   Eliminations  Company

Current assets         	$ 	642,158  	$	280,542  	 $      	-  	  $	 922,700
Investments in and
  advances to joint
  operations             3,446,775           -     (301,950)     3,144,825
Property and other
assets, net                490,281     239,118            -        729,399
Total assets            $4,579,214   $	519,660    $(301,950)    $4,796,924


Current liabilities     $2,942,315   $	234,704    $	(16,994)    $3,160,025
Other liabilities                -      80,856      (80,856)             -
Stockholders' and
  partners' equity       1,636,899     204,100     (204,100)     1,636,899
Total liabilities and
  equity                $4,579,214   $	519,660    $(301,950)    $4,796,924

	The Company has financed its growth primarily from the issuance of stock and borrowings. During 1996 and 1995, the Company borrowed an aggregate principal amount of $2,510,000 and $2,136,000, respectively, including deferred lease credits, bridge financing and bank debt. The majority of the borrowings for 1996 consists of a loan in the amount of $2,000,000 that the Company entered into in November 1996. This loan is due in November 1997 and is secured by an option agreement that the Company entered into with SAS during 1996 in which the Company has the right to put the shares that it owns of airBaltic to SAS for $1,759,050 during the period from June 1, 1997 to August 31, 1998. Under this option agreement, SAS has the right to call the Company's airBaltic shares for a price ranging from $3,103,750 to $4,862,800 during the same period. Management believes that it will be successful in its efforts to refinance the $2,000,000 loan. Should the Company be unable to refinance this note, it will exercise its right to put its shares to SAS and use the proceeds to partially repay this loan. During 1996 and 1995, the Company issued 169,149 and 2,693,841 shares of Common Stock, respectively, for proceeds of an aggregate of $93,537 and $2,660,943, respectively, pursuant to private sales and the exercise of outstanding stock options. Additionally in 1996, the Company issued 410,929 shares of common stock for payment of accounts payable of $401,001. In February and March 1996, the Company issued 50 shares of Series B Convertible Redeemable Preferred Stock for net proceeds of $1,090,200.

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

	The Company will likely be required to seek external financing to meet its goals with respect to AIRO. The Company has engaged Rauscher Pierce & Clark as its investment banker in an effort to raise an additional equity financing of up to $2.5 million on a best efforts basis at market rates with a warrant priced at a premium to the current market price. Management believes that, if the financing is completed, the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs for the next twelve months. The Company anticipates that its capital requirements with respect to AIRO over the next 12 months will be approximately $1.5 million. However, the amount of capital to be contributed to AIRO by the Company will depend on the number of catering kitchens started in this period of time. Therefore, the actual amount to be contributed may be higher or lower. Furthermore, the Company cannot currently determine when any such amounts may become payable to AIRO. The Company's activities related to ADC and BWAF are financed through the internal resources of ADC and BWAF and external financing. The Company expects to seek additional external financing of $350,000 to fund an expansion of these activities in 1997.

	As of December 31, 1996, the Company's sources of external and internal financing were limited. It is not expected that the internal sources of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangements with any third-party lenders. Historically, the Company has identified and negotiated on an individual-by-individual basis its financing arrangements. There can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all, in the future. Lower than expected earnings from the joint operations resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and, if severe enough, may curtail operations, or cause the Company to sell assets.

	The Company advanced $2,980,009 and $5,380,804 to BIA during the years ended December 31, 1996 and 1995, respectively. At September 30, 1995, the Company elected to forgive $4,042,255 of debt due from BIA as it was deemed to be uncollectible.

	As of December 31, 1996, BIA owed the Company, pursuant to advances for payment of liabilities incurred by BIA from operating the scheduled passenger carrier service, approximately $6.4 million. The Company does not anticipate any further advances to BIA which would adversely impact earnings. The Company may convert advances to increase its percentage ownership of BIA, if appropriate. In March 1997, the Latvian Partner agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. The Company agreed to capitalize $3 million of BIA's debt to the Company, and BIA will deliver the promissory note from the Latvian Partner to the Company. Management of the Company believes that the Latvian Partner's contribution has been delayed by political factors in the Republic of Latvia relative to new privatization laws. Other than the delay in the contribution by the Latvian Partner, each party has performed its obligations pursuant to their agreement. Management believes that the Latvian Partner's contribution will be made during 1997. The Company has agreed with the Latvian Partner that it will forgive the promissory note of the Latvian Partner in exchange for the transfer of the Latvian Partner's ownership in BIA. BIA will then become a wholly owned subsidiary of the Company.

Inflation

	Inflation has not had a significant impact on the Company during the last two years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing operating expenses to increase. It is likely that the Company's subsidiaries and joint operations would attempt to pass increased expenses to customers. If the Company's subsidiaries and joint operations are unable to pass through increased costs, their operating results could be adversely affected which would adversely affect the Company's operating results.

Item 7.	FINANCIAL STATEMENTS

	The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

	On July 14, 1995, the Company dismissed Price Waterhouse LLP as the Company's independent accountants and, on July 28, 1995, approved the engagement of BDO Seidman, LLP as the Company's independent accountant. This change was recommended by the Board of Directors and approved by the Company's shareholders at its annual meeting on August 29, 1995. There was no disagreement with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

	On August 30, 1996, BDO Seidman, LLP ("Former Accountant") informed the Company that it was resigning from its position as the Company's accounting firm, and on November 8, 1996, the Company approved the engagement of Arthur Andersen LLP ("Current Accountant") as the Company's independent accountant.

	The Former Accountant's report on the Company's financial statements for 1995 and the Current Accountant's report on the Company's financial statements for 1996 contained a qualified opinion to reflect that incurred losses from operations and the Company's financial position raise substantial doubt about the ability of the Company to continue as a going concern. There have been no disagreements with either the Former Accountant or the Current Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                 PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

	The following table gives certain information with respect to the executive officers and directors of the Company:

	Name			                  Age	      	Position
	Robert L. Knauss		        66		   Chairman of the Board and Chief
                                    Executive Officer
	James W. Goodchild	       41		   Chief Operating and Financial Officer
                                    and Director
	David A. Grossman	        33		   Corporate Secretary
	Homi M. Davier		          48		   Director
	Paul R. Gregory		         55	   	Director
	Juris Padegs (1)(2)	      65   		Director
	Ted Reynolds (1)(2)	      66	   	Director
	Morris Sandler (1)(2)	    50	   	Director
____________________________
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

	Robert L. Knauss has served as chairman of the board of the Company since its inception in March 1991. Mr. Knauss has served as chief executive officer since January 1994. Mr. Knauss served as Dean of the University of Houston Law Center from 1981 through December 1993.
Mr. Knauss was involved in establishing the relationship between the University of Houston Law Foundation and the former Soviet Union in 1991 whereby the University of Houston Law Foundation assisted the former Soviet Union in creating the Petroleum Legislation Project, and was involved with the government of Russia in the development of privatization legislation. Mr. Knauss has served as a director of Equus Investments, Inc. since 1984, as one of the two United States directors for the Mexico Fund since 1985 and as a director of Allwaste, Inc. since 1986. Securities of the Mexico Fund, Allwaste, Inc. and Equus Investments, Inc. are registered under the Exchange Act. Mr. Knauss is a graduate of Harvard University and the University of Michigan Law School. Mr. Knauss has traveled extensively to the former Soviet Union.

	James W. Goodchild has served as chief operating officer since October 1994 and as chief financial officer of the Company since September 1993. Mr. Goodchild has been a director of the Company since June 1996. Mr. Goodchild served as the Company's vice president of finance and development from July 1992 to August 1993. From August 1989 through June 1992, Mr. Goodchild attended the University of Houston where he acquired a B.A. degree in Russian and Soviet Studies, and a B.A. degree in International Relations. Mr. Goodchild is fluent in Russian.
Mr. Goodchild was project administrator of the Russian Petroleum Legislation Project from July 1992 to December 1992. From 1984 to March 1989, Mr. Goodchild was employed with MCorp, formerly a Dallas-based bank holding company, where he served as senior vice president and manager of credit administration of MCorp's Collection Bank. Additionally,
Mr. Goodchild acquired a B.S. degree in finance from the University of Houston in 1978.

	David A. Grossman has served as comptroller since November 1995 and as corporate secretary since December 1996. From 1985 to 1995, Mr. Grossman was audit senior manager for Deloitte & Touche LLP.
Mr. Grossman was certified as a CPA in 1986. Mr. Grossman graduated from Indiana University in 1985 with a B.S. degree in accounting.

	Homi M. Davier has been a director of the Company since its inception in March 1991. Mr. Davier served as president of the Company since its inception in March 1991 until August 1995. Mr. Davier has served as a director and as the Company's managing director to BIA since June 1991.
Mr. Davier served as senior traffic assistant of Air India from 1971 to 1975, and assisted in the start-up of Gulf Air in Oman from 1975 to 1978 and in the start-up of the Middle Eastern operations of Air Bangladesh and Sabena Belgian Airlines from 1978 to 1980. Mr. Davier has served as chairman of the board and president of Capricorn Travel and Tours, Inc.
since April 1983. Mr. Davier is the founder and president of Capricorn Computers, established in 1985, which developed and markets the Capri 2020, a revenue accounting and management report system for travel agencies.
Mr. Davier has been chief executive officer of Travel Stop, a Houston-based retail travel outlet, since 1990. Mr. Davier graduated from Hislop College in Nagpur, India.

	Paul R. Gregory has served as vice chairman of the board of the Company since its inception in March 1991. Dr. Gregory served as treasurer, on a part-time basis, of the Company since its inception in March 1991 until August 1995. Dr. Gregory is the Cullen Professor of Economics and Finance at the University of Houston where he has been a faculty member since 1972. Dr. Gregory was involved in creating the Petroleum Legislation Project with Russia and he served as project coordinator of the Russian Securities Project in conjunction with the Russian State Committee for Property Management and the various Russian stock exchanges. Dr. Gregory serves as advisor to a number of major United States corporations on their Russian business activities, and has been active in the former Soviet Union for 25 years. Dr. Gregory has served as chairman of the board of Amsovco International Consultants, Inc. since 1988. Dr. Gregory has also served as a consultant to the World Bank. Dr. Gregory graduated from Harvard University with a Ph.D. in economics and is fluent in Russian and German. Dr. Gregory is the author of a text on the Soviet and Russian economies.

	Juris Padegs has been a director of the Company since December 1993. Mr. Padegs served as a managing director of Scudder, Stevens & Clark, an international investment and management firm from 1985 to 1996, has been employed with Scudder, Stevens & Clark since 1964 and is now Advisory Managing Director at that firm. Mr. Padegs is the director of a number of international investment companies, including Scudder New Europe Fund and Scudder New Asia Fund. Mr. Padegs is the chairman and director of the Korea Fund and the Brazil Fund. Mr. Padegs was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University. Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic American Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States.

	Ted Reynolds has been a director of the Company since December 1993. Mr. Reynolds has been president of Houston Grain Company since 1983 and vice president of Mid-America Grain Commodities since 1976. He also formed and is owner of Red River Grain Company. He is actively involved in various international business transactions. Mr. Reynolds is a graduate of Texas Christian University.

	Morris A. Sandler has been a director of the Company since 1995. Mr. Sandler has been a consultant to Global TeleSystems Group, Inc. ("GTS"), an independent telecommunications company in Russia, since 1995. Prior to that, Mr. Sandler served as executive vice president from February 1994 to November 1995 and acting chief operating officer from April 1993 to February 1994 of GTS. From 1990 to 1994, Mr. Sandler was an employee of Alan B. Slifka and Company. Since November 1995, Mr. Sandler has been a principal of Pennwood Capital Corporation, a venture capital investment and management firm. Mr. Sandler received a B.A. degree from Cornell University in 1969, and an M.B.A. from the University of Chicago Graduate School of Business in 1976.

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

	The Company's Restated Articles of Incorporation provide for a staggered Board in the event the number of directors is increased to nine.
A staggered Board may deter coercive or unfair takeover tactics or offers and encourage potential bidders in any takeover attempt to negotiate directly with the Board of Directors. As a result, the staggered Board may discourage a change of, or future attempt to acquire, control of the Company that a substantial number and perhaps even a majority of the stockholders of the Company might believe to be in the Company's best interests, or in which stockholders might receive a substantial premium for their shares over then-current market prices. Upon classification, the Board will be divided into three classes, as nearly equal in number as possible, each of which will serve for a term of three years, with one class to be selected each year.

Other Key Personnel

	The Company employs a number of persons to develop, manage, and operate its aviation-related interests. They are assigned to the Company's different ventures to manage operations, develop business opportunities and to train local specialists.

	Donald D. Janacek (age 27) is assigned to assist in the management of Baltic Catering Services, to manage the day-to-day operations of BWAF and to develop new business prospects in the Baltic region. He has been employed as manager of the Company's aviation group since April 1994. From July 1993 to April 1994, Mr. Janacek was president of Mosher International, an international investment firm. From August 1992 through July 1993, he was vice president of international marketing for Dockside Incorporated, an international trading company focusing on Eastern Europe and the former Soviet Union. Mr. Janacek graduated from the University of Texas at Austin in 1991 with a B.A. degree in economics.

	Daniel P. Solon (age 65) has served as vice president of marketing for BIA in Europe since January 1993 and has offices in London. Since 1982, Mr. Solon has been an independent corporate relations and marketing consultant specializing in the shipping and aviation industries. Mr. Solon has over 30 years of experience in the international aviation business and has worked in executive management positions with American Airlines and TWA and as a consultant to People Express. Mr. Solon received an M.B.A. from Harvard University and a B.A. degree in Russian studies from Fordham University.

Director Compensation

	Outside directors are entitled to receive options to purchase 10,000 shares in their first year of service and 5,000 shares of Common Stock per year thereafter as compensation and reimbursement of out-of-pocket expenses to attend board meetings. In December 1995, Messrs. Padegs, Reynolds and Sandler each received options to purchase 15,000 shares of Common Stock at a price of $1.375 per share pursuant to this arrangement. Also in December 1995, Messrs. Davier and Gregory each received options to purchase 50,000 shares at a price of $1.375 per share for services rendered. Such options expire in December 2000. In December 1996, Messrs. Davier, Gregory, Padegs, Reynolds and Sandler each received options to purchase 5,000 shares of Common Stock at a price of $0.8125 per share. Such options expire in December 2001.
Compliance with Section 16(a) of the Exchange Act

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in the Company's common stock. The Company believes that during the fiscal year ended December 31, 1996 all such filing requirements were satisfied.

Item 10.	EXECUTIVE COMPENSATION

	The following table sets forth information with respect to the chief executive officer and the only executive officer of the Company who received total annual salary and bonus for the fiscal year ended December 31, 1996, in excess of $100,000:

                         	Summary Compensation Table


                                                                      Long-Term Compensation

                                     Annual Compensation (1)                       Securities
                                                                                   Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         1996    $	120,000  $    	0   	  	 $0            		$0               0
 Chief Executive       1995      120,000   75,000 (2)     0               0         125,000 (3)
  Officer              1994       33,967        0         0               0          35,000

James Goodchild,       1996    $	120,000  $    	0        $0              $0               0
 Chief Operating and   1995      120,000   50,000 (2)     0               0         140,000 (3)
 Financial Officer     1994      115,583   30,000         0               0          50,000

 (1)	None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2)	The bonus for 1995 consists of cash payments of $37,500 and $25,000 and the issuance of 25,000 and 16,667 shares of the Company's common stock to Messrs. Knauss and Goodchild, respectively.
 (3)	Of these options and warrants, 35,000 and 50,000 stock options were originally granted in October 1994 to Messrs. Knauss and Goodchild, respectively, at an exercise price of $2.875 per share. In August
1995, these options were repriced at $1.125 per share.

Stock Options

	In September 1992, the Company adopted its 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995 and December 1995. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The Plan is administered by the compensation committee of the Company's Board of Directors. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of the date of this Proxy Statement, options to purchase an aggregate of 589,000 shares were outstanding under the Plan.

	The following table shows, as to the named executive officers, information concerning individual grants of stock options and warrants during 1996. These options and warrants are currently exercisable.

                    Option/Warrant Grants in Last Fiscal Year

                      Number of          % of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price
Name                   Granted              1996          Per Share     Expiration Date
Robert L. Knauss      25,000             41.67             $0.75        May 2001
James W. Goodchild         0              0.00               N/A        N/A
David A. Grossman     25,000             41.67             $0.75        September 2001

	The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 1996 and the stock option and warrant values as of December 31, 1996.

     	Aggregated Option and Warrant Exercises in Last Fiscal Year and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrnats at
                   Shares                  December 31, 1996     December 31, 1996
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       134,500/30,000            $0/$0
James W. Goodchild  26,666           0       130,334/30,000        $2,083/$0
David A. Grossman        0           0        25,000/0                 $0/$0

	The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth, as of March 27, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of the Company's outstanding Common Stock; (ii) each director;
(iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner(1)                 Number               Percent
Citibank (Switzerland)	                   1,000,000               13.17
Paul R. Gregory	                            753,369	(2)            9.62
Robert L. Knauss	                           737,178	(3)            9.46
Homi M. Davier	                             600,000	(4)            7.78
Juris Padegs	                               262,107	(5)            3.41
James W. Goodchild	                         243,939	(6)            3.15
Morris A. Sandler	                          125,000	(7)            1.62
Ted Reynolds	                                75,000	(8)            0.98
David A. Grossman	                           41,667	(9)            0.55
All directors and officers as a
  group (8 persons)	                     	2,838,260	(10)          33.29


  (1)	The business address of each individual is the same as the address of the Company's principal executive offices except for Citibank
(Switzerland) whose business address is P. O. Box 244, Zurich,
Switzerland CH-8021; Mr. Padegs whose business address is 345 Park
Avenue, New York, New York  10154; Mr. Reynolds whose business address is 1300 Post Oak Boulevard, Suite 770, Houston, Texas  77056; and
Mr. Sandler whose business address is 477 Madison Avenue, 8th Floor,
New York, New York 10022.
  (2)	Includes an aggregate of 238,000 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
  (3)	Includes an aggregate of 197,000 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
  (4)	Includes an aggregate of 120,000 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
  (5)	Includes an aggregate of 84,666 shares subject to options, warrants and
Series A Preferred Stock which are currently exercisable.
  (6)	Includes 142,000 shares subject to options, warrants and Series A
Preferred Stock which are currently exercisable.
  (7)	Includes 100,000 shares subject to options and a warrant which are currently exercisable.
  (8)	Includes 25,000 shares subject to options which are currently exercisable.
  (9)	Includes 25,000 shares subject to options which are currently exercisable.
(10)	Includes an aggregate of 931,666 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Effective June 30, 1995, $125,000 in aggregate principal amount of notes payable to Mr. Knauss was converted to 12,500 shares of Preferred Stock, convertible into 62,500 shares of Common Stock. In December 1995, Mr. Knauss advanced an aggregate of $20,000 bearing interest at a rate of 10% per annum, which was repaid in March 1996. In connection with this advance, the Company issued Mr. Knauss warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable and expire in December 2000. In May 1996, Mr. Knauss loaned an aggregate of $250,00 to the Company, which loan bears interest at a rate of 14% per annum. In connection with this loan, Mr. Knauss received a warrant to purchase 25,000 shares of Common Stock at an exercise price of $0.75 per share, which warrant became exercisable in May 1996 and expires in May 2001. Mr. Knauss has received renewal fees aggregating $25,000 for renewals of this loan through March 12, 1997.

	In March 1995, the Gregory Family Partnership, an affiliate of Dr. Gregory, loaned $100,000 to the Company, which loan bears interest at a rate of 10% per annum. In connection with this loan, Dr. Gregory's affiliate received a warrant to purchase 10,000 shares at an exercise price of $1.00 per share, which warrant became exercisable in August 1995 and expires in October 1999. Effective June 30, 1995, $235,000 in aggregate principal amount of notes payable to Dr. Gregory or his affiliates was converted to 23,500 shares of Preferred Stock, which are convertible into 117,500 shares of Common Stock. In December 1995, an affiliate of Dr. Gregory advanced an aggregate of $20,000 bearing interest at a rate of 10% per annum, which was repaid in March 1996. In connection with this advance, the Company issued Dr. Gregory's affiliate warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable and expire in December 2000.

	Effective June 30, 1995, a $50,000 note payable to Mr. Davier was converted to 5,000 shares of Preferred Stock, which are convertible into 25,000 shares of Common Stock.

		In May 1994, Baltic World Holdings, a company owned by Messrs. Knauss, Davier and Gregory, leased two Boeing 727 aircraft from an unaffiliated third party for an aggregate monthly lease payment of $61,378. These airplanes were subleased by this affiliate to BIA for an aggregate monthly lease payment of $80,000. The affiliate assigned all of the revenues and expenses under the leases and subleases to the Company and the Company guaranteed the affiliate's obligations under the leases. The
Company returned the aircraft to the owner in 1996.

	In March 1995, Mr. Padegs advanced $50,000 to the Company, which loan bears interest at a rate of 10% per annum. In connection with this loan, Mr. Padegs received a warrant to purchase 5,000 shares at an exercise price of $1.00 per share, which warrant became exercisable in August 1995 and expires in October 1999. Effective June 30, 1995, $75,000 in aggregate principal amount of notes payable to Mr. Padegs was converted to 7,500 shares of Preferred Stock, which are convertible into 37,500 shares of Common Stock. In December 1995, Mr. Padegs advanced an aggregate of $20,000, bearing interest at a rate of 10% per annum, which was repaid in March 1996. In connection with this advance, the Company issued Mr. Padegs warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable and expire in December 2000. In October 1996, Mr. Padegs advanced an aggregate of $10,000, bearing interest at a rate of 12% per annum. In connection with this advance, the Company issued Mr. Padegs warrants to purchase an aggregate of 1,000 shares of common stock at a price of $0.5625 per share, which warrants are currently exercisable and expire in October 2001.

	Effective June 30, 1995, a $50,000 note payable to Mr. Goodchild was converted to 5,000 shares of Preferred Stock, which are convertible into 25,000 shares of Common Stock. In December 1995, Mr. Goodchild advanced an aggregate of $20,000, bearing interest at a rate of 10% per annum, which was repaid in March 1996. In connection with this advance, the Company issued Mr. Goodchild warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $1.00 per share, which warrants are currently exercisable and expire in December 2000.

	In December 1994, Mr. Knauss guaranteed a $50,000 bank loan to the Company. In March 1995, the principal amount of this loan was increased to $100,000, the interest rate was increased from 10.5% to 11.25% per annum and Mr. Davier was added as a guarantor. The balance of the loan is $50,000 at December 31, 1996 which matured in July 1996. The Company is renegotiating an extension of this loan.

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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit No.	Identification of Exhibit

	2.1(2)_	Plan and Agreement of Recapitalization
	3.1(a)(2)_	Restated Articles of Incorporation
	3.1(b)(2)_	Amended Articles of Incorporation
	3.1(c)(2)_	Articles of Correction
	3.2(2)_	Bylaws
	3.3(2)_	Statement of Resolution Establishing and Designating a Series of
         Shares of the Company, Series A Cumulative Preferred Stock,
         $10.00 par value
	3.4(5)_	Certificate of Elimination of Shares Designated as Series A
         Cumulative Preferred Stock
	3.5(5)_	Certificate of the Designation, Preference, Rights and
         Limitations of Convertible Redeemable Series A Preferred Stock
	4.1(2)_	Common Stock Specimen
	5.1(1)_	Opinion Regarding Legality
	10.1(2)_	Form of August 1993 through January 1994 Loan Documents
	10.2(2)_	Form of August 1993 through January 1994 Common Stock Warrants
	10.3(4)_	1992 Equity Incentive Plan, as amended
	10.4(2)_	Employment Agreement between the Company and Robert L. Knauss
	10.5(2)_	Employment Agreement between the Company and Homi M. Davier
	10.6(2)_	Employment Agreement between the Company and Michael Pemberton
	10.7(2)_	Baltic International Airlines Joint Venture Limited Liability
          Company Agreement between the Latvian Civil Aviation Board and the Company
	10.8(2)_	Protocol No. 1 dated July 1991
	10.9(2)_	Protocol No. 4 dated May 9, 1992
	10.10(2)_	Protocol No. 5 dated July 21, 1992
	10.11(2)_	Protocol No. 6 dated February 5, 1993
	10.12(2)_	Settlement Agreement between the Company and Latvian Airlines and Ministry of Transportation of the Republic of Latvia
	10.13(2)_	Partnership Agreement of Baltic World Air Freight between the
           Company and T.G. Shown & Associates, Inc.
	10.14(2)_	Baltic Catering Limited Liability Company Agreement between the
           Company and ARVO, Ltd.
	10.15(2)_	Assignment to the Company from Baltic World Holdings, Ltd.
	10.16(2)_	Baltic Travel Services Joint Venture Agreement between the
           Company and Chapman Freeborn GmbH
	10.17(2)_	Agreement of Representation between the Latvian Civil Aviation
           Department and the Company
	10.18(2)_	DC9 Lease Agreement
	10.19(2)_	Letter of Intent between the Company and Northwest Airlines
	10.20(2)_	Facilities Lease Agreement
	10.21(2)_	Management Services Agreement between the Company and Baltic
           International Airlines
	10.22(2)_	Memorandum of Understanding between the Company and the
           Department of Air Transport of the Republic of Georgia
	10.23(2)_	Maintenance Training Services Agreement
	10.24(2)_	Bank Settlement Plan Agreement
	10.25(2)_	Letter of Intent regarding lease of Boeing aircraft
	10.26(2)_	Extension Agreement regarding lease of Boeing aircraft
	10.27(3)_	Lease Agreement for Boeing aircraft
	10.28(3)_	Amendment to Lease of Boeing aircraft
	10.29(3)_	Baltic Aerospace Interiors Letter of Intent
	10.30(3)_	BIUSA/SAS Letter of Intent
	10.31(3)_	Lithuania/Northwest Airlines/BIUSA Letter of Intent
	10.32(3)_	Assignment Agreement between Baltic World Holdings, Ltd. and the
           Company
	10.33(3)_	Acquisition Agreement with T.G. Shown & Associates, Inc.
	10.34(3)_	Memorandum of Understanding between the Company, BIA and SAS
	10.35(3)_	Loan Agreement with Charter Bank
	10.36(7)_	airBaltic Joint Venture Agreement
	10.37(9)_	Wet Lease Agreement with airBaltic
	10.38(9)_	Articles of Incorporation of LAMCO
	10.39(9)_	Memorandum of Understanding with TOPflight
	10.40(9)_	Amendment to airBaltic Joint Venture Agreement
	10.41(8)_	Share Purchase Agreement with SAS
	10.42(10)_	AIRO Catering Services Joint Venture Agreement
	10.43(10)-	Riga Catering Services Shareholders' Agreement
	16.1(6)_	Letter on Change in Certifying Accountant
	16.2(11)_	Letter on Change in Certifying Accountant
_____________________

(1)	Filed herewith.

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

(11)	Previously filed as an exhibit to the Company's Current Report on Form
8-K dated August 30, 1996, and incorporated herein by reference thereto.

(b)	Reports on Form 8-K

	The Company filed a Current Report on Form 8-K dated October 16, 1996 to satisfy certain continued listing requirements necessary in order to maintain the listing of its common stock on The Nasdaq SmallCap Market.

	The Company filed a Current Report on Form 8-K dated November 8, 1996 pursuant to the Company engaging Arthur Andersen LLP as its independent accountant.



                      	BALTIC INTERNATIONAL USA, INC.

                      	INDEX TO FINANCIAL STATEMENTS
                                                              												Page


Report of independent publid accountants                                  	F-2

Independent auditors' report	                                             	F-3

Consolidated balance sheets at December 31, 1996 and 1995	                	F-4

Consolidated statements of operations for the years ended
	December 31, 1996 and 1995		                                              F-5

Consolidated statements of stockholders' equity (deficit) for the years
	ended December 31, 1996 and 1995		                                        F-6

Consolidated statements of cash flows for the years ended
	December 31, 1996 and 1995		                                              F-8

Notes to consolidated financial statements		                               F-9




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Baltic International USA, Inc.

We have audited the consolidated balance sheet of Baltic International USA, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Baltic International USA, Inc. is a joint operation partner in a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has consistently incurred losses for the last several years, including a loss of 1,248,543 in 1996. As of December 31, 1996, the Company has a working capital deficit of $2,300,157 and generated an operating cash deficit of $2,082,722 in 1996.
The Company has historically relied on cash provided by financing activities from outside sources to fund its capital and operating requirements. During 1996, managment obtained a short-term note payable due in November 1997 to fund its currecnt operations and capital requirements. This note is secured by an option agreement in which the Company may put its shares in airBaltic to Scandinavian Airlines Systems (SAS) for $1,759,050 in cash during the period from June 1, 1997 to August 31, 1998. Management believes that it will be successful in its efforts to refinance this $2,000,000 note payable, as well as the other notes payable discussed in Note 5 to the consolidated financial statements. Should the Company be unable to refinance these notes or obtain alternative financing, it would exercise its right to put its shares and use the proceeds to partially repay the $2,000,000 note payable. The Company has also engaged an investment banker to raise additional equity financing of $2,500,000 on a best efforts basis to fund its long-term business strategy. In the event the Company does not obtain the necessary financing, there can be no assurance that the Company will be able to meet its obligations as they become due or realize te recorded value of its assets.
The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ARTHUR ANDERSEN LLP


Houston, Texas
April 15, 1997



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

Baltic International USA, Inc. is a joint operation partner in a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has a significant interest in Baltic International Airlines which has incurred losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




BDO Seidman, LLP


Houston, Texas
April 2, 1996


                        	BALTIC INTERNATIONAL USA, INC.
                         	Consolidated Balance Sheets




                                                         December 31,

                                                    1996             1995
                      ASSETS

CURRENT ASSETS
	Cash and cash equivalents	                      $ 	384,245      $ 	139,240
	Accounts receivable:
		Trade 	                                            43,810          87,178
		Affiliates	                                             -         100,000
	Income taxes receivable	                                 -          16,860
	Inventory	                                          47,741          14,265
	Prepaids and deposits	                             166,362           6,418
	Total current assets	                              642,158         363,961
PROPERTY AND EQUIPMENT, net	                         18,182          20,035
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS 	  3,446,776       2,914,834
OTHER ASSETS	                                       233,791               -
GOODWILL, NET	                                      238,308         223,593
	Total assets	                                   $4,579,214      $3,522,423


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Accounts payable and accrued liabilities 	      $ 	436,760      $ 	807,470
	Short-term debt, net	                            2,285,597         324,063
	Commitments for guarantees on BIA liabilities	     146,375       1,019,521
	Other current liabilities	                          73,583         342,143
	Total liabilities	                               2,942,315       2,493,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
	Preferred stock:
		Series A, convertible, $10 par value, 500,000
    shares authorized, 123,000 shares issued
    and outstanding	                              1,230,000       1,230,000
		Series B, convertible, $10 par value, $25,000
    stated value, 	70 shares authorized,
    34 shares issued and outstanding	               850,000               -
	Common stock, $.01 par value, 20,000,000 shares
   authorized, 7,302,108 and 5,758,241 shares
   issued and outstanding	                           73,021          57,582
	Additional paid-in capital	                      9,905,403       8,703,883
	Accumulated deficit	                           (10,421,525)     (8,962,239)
	Total stockholders' equity	                      1,636,899       1,029,226
	Total liabilities and stockholders' equity	     $4,579,214      $3,522,423

	See accompanying notes to consolidated financial statements.


                      	BALTIC INTERNATIONAL USA, INC.
                   	Consolidated Statements of Operations


                                                     Year Ended December 31,

                                                    1996             1995
REVENUES:
	Freight revenue	                             	$	 557,057       $ 	577,542
	Food distribution	                               276,733           21,685
	General sales agency revenue	                     59,000                -
	Wet Lease Agreement with airBaltic	                    -        1,500,000
	Fee revenue	                                           -        1,500,000
	Aircraft rental income from BIA	                       -          480,000
	Commissions from BIA	                                  -           78,845
	Net equity in earnings of joint operations	      420,467          369,223
	Total operating revenues	                      1,313,257        4,527,295

OPERATING EXPENSES:
	Cost of revenue:
		Aircraft rental	                                      -          605,289
		Freight	                                        301,665          342,652
		Food distribution	                              213,044           21,373
	Personnel and consulting	                        965,560        1,108,946
	Legal and professional	                           91,900          324,916
	Other general and administrative	                428,408          961,458
	Net equity in losses of BIA	                     812,385        3,440,445
	Total operating expenses	                      2,812,962        6,805,079

LOSS FROM OPERATIONS	                          (1,499,705)      (2,277,784)

OTHER INCOME (EXPENSE):
	Interest expense	                               (132,034)        (197,505)
	Interest income	                                   3,800          195,415
	Other	                                           395,090          152,250
TOTAL OTHER INCOME (EXPENSE)	                     266,856          150,160

LOSS BEFORE INCOME TAXES	                      (1,232,849)      (2,127,624)

INCOME TAX EXPENSE                                (15,694)               -

NET LOSS	                                   	$	(1,248,543)   	$	(2,127,624)

LESS PREFERRED DIVIDENDS                         (210,743)         (60,125)

NET LOSS ATTRIBUTABLE TO COMMON
 SHAREHOLDERS                                $ (1,459,286)    $ (2,187,749)


PER SHARE AMOUNTS:
Net loss                                          $ (0.19)         $ (0.50)
Net loss attributable to common shareholders     	$	(0.23)        	$	(0.51)







	See accompanying notes to consolidated financial statements.

                        	BALTIC INTERNATIONAL USA, INC.
               	Consolidated Statements of Stockholders' Equity


                                     Preferred Stock

                             Series A              Series B               Common stock

                        Shares     Amount      Shares     Amount      Shares     Amount
Balance, January 1,
1995                                                                2,919,400   $	29,194

Shares issued                                                       2,722,841     27,228

Debt converted to
common stock                                                          116,000      1,160

Debt converted to
preferred stock         123,000  $1,230,000

Collection of stock
subscription
receivable

Net loss

Dividends on preferred
stock

Balance, December 31,
1995                    123,000   1,230,000        -        	$	-    5,758,241     57,582

Shares issued:
	Common stock                                                         580,078      5,801

	Preferred stock                                  50   1,250,000

Preferred stock
converted to common
stock                                            (16)  (400,000)      657,576      6,576

Debt converted to
common stock                                                          306,213      3,062

Discount on debt
issued

Deferred compensation
on options granted

Net loss

Dividends on preferred
stock

Balance, December 31,
1996                    123,000 	$1,230,000       34  $	850,000     7,302,108  	$	73,021






	See accompanying notes to consolidated financial statements.

                          	BALTIC INTERNATIONAL USA, INC.
            	Consolidated Statements of Stockholders' Equity (Deficit)
                                  	(Continued)


                        Stock        Additional
                    subscriptions     paid-in      Accumulated
                      receivable      capital        deficit         Total

Balance, January 1,
1995                              $	5,760,123     $ (6,774,490)   	$	(985,173)

Shares issued        $	(109,000)    2,886,783                       2,805,011

Debt converted to
common stock                          143,840                         145,000

Debt converted to
preferred stock                       (86,863)                      1,143,137

Collection of stock
subscription
receivable              109,000                                       109,000

Net loss                                            (2,127,624)    (2,127,624)

Dividends on preferred
stock                                                  (60,125)       (60,125)

Balance, December 31,
1995                          0     8,703,883       (8,962,239)     1,029,226

Shares issued:
	Common stock                         693,436                         699,237

	Preferred stock                     (159,800)                      1,090,200

Preferred stock
converted to common
stock                                 409,958                          16,534

Debt converted to
common stock                          137,605                         140,667

Discount on debt
issued                                  9,987                           9,987

Deferred compensation
on options granted                    110,334                         110,334

Net loss                                            (1,248,543)    (1,248,543)

Dividends on preferred
stock                                                 (210,743)      (210,743)

Balance, December 31,
1996                       	$	0   	$9,905,403     $(10,421,525)  	$	1,636,899










	See accompanying notes to consolidated financial statements.


                       	BALTIC INTERNATIONAL USA, INC.
                   	Consolidated Statements of Cash Flows


                                                   Year Ended December 31,

                                                 1996                  1995
Cash flows from operating activities:
	Net loss	                                    $	(1,248,543)     	$	(2,127,624)
	Noncash adjustments:
		Net equity in (earnings) and losses of:
			BIA	                                            812,385          3,440,445
			Other joint operations  	                      (420,467)          (369,223)
		Depreciation and amortization	                    35,474             19,678
		Amortization of debt costs and discount  	        42,806             92,070
		Deferred compensation expense	                    66,753            190,145
		Gain on sale of assets	                         (297,200)                 -
		Increase/decrease in current assets and
    liabilities:
			Accounts receivable	                            143,368           (108,540)
			Prepaid and other	                             (174,733)            45,438
			Inventory	                                      (33,476)            (8,066)
			Accounts payable and accrued liabilities  	    (135,943)           337,253
			Commitments for guarantees	                    (873,146)         1,019,521
				Net cash provided by (used by) operating
     activities	                                (2,082,722)         2,531,097

Cash flows from investing activities:
	Investment in and advances to joint
  operations	                                   (3,025,009)        (6,070,445)
	Distributions and repayments from joint
  operations	                                      206,208            282,999
	Proceeds from sale of assets  	                 1,700,000                  -
	Proceeds from repayment of airBaltic
  subordinated debt	                               290,000                  -
	Acquisition of net assets of ADC, net of
  $38,882 cash	                                          -            (29,954)
	Acquisition of property and equipment  	           (5,299)            (7,858)
			Net cash used by investing activities  	       (834,100)        (5,825,258)

Cash flows from financing activities:
	New borrowings	                              	 	2,294,944       	 	1,066,000
	Repayment of debt and long-term obligations  	   (232,229)          (264,712)
	Deferred lease credit	                                  -            (85,659)
	Issuance of stock, net of related costs	        1,183,737          2,652,005
	Preferred dividends paid	                         (84,625)           (29,500)
				Net cash provided by financing activities    3,161,827          3,338,134

Net increase in cash and cash equivalents	         245,005             40,483
Cash and cash equivalents, beginning of period     139,240             98,757
Cash and cash equivalents, end of period	       	$	384,245         	$	139,240







	See accompanying notes to consolidated financial statements.

                      	BALTIC INTERNATIONAL USA, INC.
               	Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS OPERATIONS AND CURRENT FINANACIAL CONDITION

Business operations

Baltic International USA, Inc. (the "Company" or "BIUSA"), a Texas corporation, was organized on March 1, 1991 to identify, form and participate in aviation-related and other business ventures in the former
Soviet Union.

The Company initially pursued its plans to participate in airline service in Latvia through a 49% interest in a newly formed start-up airline - Baltic
International Airlines ("BIA"), a limited liability company registered in the Republic of Latvia. The Company made significant investments in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through December 31, 1996. On October 1, 1995, the routes and passenger service operations of BIA were transferred as part of its capital contribution to a new Latvian carrier, airBaltic Corporation SIA
("airBaltic"). The Company currently owns a 8.02% interest in airBaltic, after the sale of 12% of airBaltic stock in January 1996 discussed in Note
4. As discussed in Note 4, BIA has no current operations and the Company is currently in the process of restructuring its investment in BIA. BIA has not conducted any substantive business operations since October 1995.

The Company is also engaged in providing services to airBaltic and other airlines through its interest in Riga Catering Services ("RCS"), a Riga, Latvia-based aviation catering company. In 1996, the Company transferred its catering operations of Baltic Catering Services ("BSC") to RCS. The
Company will expand its catering operations through its 51% interest in AIRO
Catering Services ("AIRO"). The Company also serves as a cargo marketer to airBaltic and other airlines through its wholly owned subsidiary, Baltic
World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a food and beverage distribution company. The Company's current active operations consist of these operations.

Financial condition

Management believes that results of operations of the Company have been and will continue to be affected by various factors typically encountered by businesses in the start-up phase. The Company's success depends upon many factors that are beyond the Company's immediate control, including market acceptance of its business ventures, competition, economic and political factors, seasonality and the ability to obtain additional capital.
The Company requires substantial capital to pursue its operating strategies.
To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements.

The Company's operations have been insufficient as a source of funds to meet the Company's capital requirements and other liquidity needs. The majority of the borrowings for 1996 consists of a loan in the amount of $2,000,000 that the Company entered into in November 1996. This loan is due in November 1997 and is secured by an option agreement that the Company entered into with Scandinavian Airlines Systems Denmark-Norway-Sweden ("SAS") during
1996 in which the Company has the right to put the shares that it owns of airBaltic to SAS for $1,759,050 during the period from June 1, 1997 to August 31, 1998. Under this option agreement, SAS has the right to call the Company's airBaltic shares for a price ranging from $3,103,750 to $4,862,800 during the same period. Management believes that it will be successful in its efforts to reinance the $2,000,000 loan. Should the Company be unable to refinance this note, it will exercise its right to put its shares to SAS and use the proceeds to partially repay this loan. The Company believes it can raise sufficient amounts of equity and obtain debt financing in order to meet its required liquidity requirements for the remainder of the year ending December 31, 1997. The Company has engaged Rauscher Pierce & Clark as its investment banker in an effort to raise an additional equity financing of up to $2.5 million on a best efforts basis at market rates with a warrant priced at a premium to the current market price. Management believes that, if the financing is completed, the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs for the next twelve months. The earnings of the Company have been directly affected by the losses of BIA. The Company does not anticipate any further advances to BIA which would adversely impact earnings.

In the event that inflation or other factors were to increase the cost of doing business in Latvia, or if a change in the political or economic climate occurred, many perceived business opportunities based on cost advantage may not be available. Political stability in Latvia remains dependent, in part, on political events in neighboring republics.
Accordingly, unforeseeable and uncontrollable costs and political factors could adversely affect operations and the Company's ability to implement its business strategy.

The Company has supplemented cash flow through the issuance of stock and borrowings. From January through March 1995, the Company issued $800,000 in bridge financing notes payable, pursuant to which warrants to purchase
80,000 shares of Common Stock of the Company at $1.00 per share were issued.
In the third quarter of 1995, the Company issued additional warrants to purchase an aggregate of 160,000 shares to consultants for services rendered. These warrants are exercisable for $1.00 per share and expire in August 2000. Effective June 30, 1995, an aggregate principal amount of
$1,185,000 of bridge notes payable was converted to 118,500 shares of Series
A Preferred Stock convertible into 592,500 shares of Common Stock, and
$145,000 in short-term debt was converted into 116,000 shares of Common
Stock. Of the conversions to Series A Preferred Stock, notes payable of an aggregate amount of $535,000 was converted by officers and directors. In
September 1995, an additional $45,000 of bridge notes was converted to 4,500 shares of Series A Preferred Stock convertible into 22,500 shares of Common Stock. Also during 1996 and 1995, the Company received proceeds of $93,537 and $2,914,011, respectively, relating to the issuance of 169,149 and 2,722,841 shares of common stock, respectively, pursuant to private sales and the exercise of outstanding stock options.
Additionally in 1996, the Company issued 410,929 shares of common stock for payment of accounts payable of $401,001. In February and March 1996, the Company issued 50 shares of Series B Convertible Redeemable Preferred Stock for net proceeds of $1,090,200. The Company believes it has sufficient ability to obtain additional financing from key officers, directors and certain investors.

The above factors have adversely affected the Company's capital resources and liquidity and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (BWAF and ADC). All significant intercompany acounts and transactions have been eliminated. The Company accounts for its investment in the joint operations other than airBaltic, BIA and Lamco usig the equity method. The Company's interest in airBaltic is accounted for using the cost method because the Company owns only 8.02% of airBaltic and has no control, voting or otherwise, over airBaltic. The Company's interest in BIA is accounted for using the cost method because BIA has no current operations and the Company is currently in the process of restructuring its investment including the anticipated liquidation of BIA.

Revenue recognition

Revenues are recognized when earned and expenses are recognized when the goods and services are acquired or provided. Sales commissions are earned when transportation on BIA is provided. In 1995, the Company deferred recognition of revenues earned from BIA due to the uncertain collectibility of such revenues.

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

Debt issuance costs

Debt issuance costs are amortized using the interest method until the maturity date of the related note payable.

Goodwill

Goodwill results from the acquisition of the remaining 50% interest in BWAF and the acquisition of the Miller distribution rights in Riga, Latvia by ADC.
Goodwill is amortized over ten years.

Long-lived assets

In March 1995, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of." The Company adopted SFAS No. 121 on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 did not materially impact the results of operations.

Income taxes

Deferred income taxes result from temporary differences between the financial statements and tax basis of assets and liabilities (see Note 6).

Loss per common share

Net loss per common share is computed using the weighted average number of common shares outstanding. The weighted average number of shares for the years ended December 31, 1996 and 1995 were 6,461,561 and 4,273,858, respectively. Common equivalent shares from stock options and warrants are included in the computation if dilutive.

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

Use of estimates

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

Concentration of credit risk

Substantially all of the Company's assets and revenue sources are heavily concentrated in Latvia and Lithuania. Failure of the Company's subsidiaries and joint operations to perform up to the terms of its obligations due to economic or political circumstances would result in a material credit risk to the Company.

At December 31, 1996, the Company's cash in financial institutions exceeded the federally insured deposits limit by $200,830.

Foreign currency translation

The functional currency of the Company's subsidiaries and joint operations, except for AIRO, is the Latvian Lat. A portion of the Company's operations are conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in net income. Net exchange gains or losses resulting from the tranlation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. There were no such gains or losses as of December 31, 1996 or 1995.

Reclassifications

Certain prior year amounts have been reclassified to conform to 1996 consolidated financial statement presentation.

NOTE 3 - CONSOLIDATED SUBSIDIARIES

American Distributing Company

ADC, a wholly owned subsidiary of BIUSA, distributes Miller, Bartles &
Jaymes, Gulf Pacific Rice and various staple food products in the Baltic
States. This business commenced in December 1995, as a successor to the Company's distribution activities which began in 1993. The Company has a distribution system and offices in Riga, Latvia. ADC is currently negotiating for the distribution of other food products, has opened a new office in Vilnius, Lithuania and has plans to open an office in Tallinn, Estonia.

Baltic World Air Freight

On September 5, 1992, the Board of Directors of the Company approved the formation of a joint operation to market and operate the air cargo services of BIA and serve as the cargo sales agent for BIA. On September 11, 1992, BWAF was formed as a California partnership, in which the Company owned a 50 percent partnership interest. In October 1994, the Company purchased the remaining 50% interest in BWAF for approximately $165,000. The acquisition was accounted for using the purchase method of accounting. In 1995 and 1996, the Company issued an aggregate of 174,000 shares of common stock in satisfaction of the purchase. The results of operations of BWAF have been combined with those of the Company effective October 1, 1994. Currently, BWAF has cargo market agreements with airBaltic and Hamburg Airlines and is concluding contract terms with Austrian Airlines.

NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                                          December 31,

                                                 1996               1995
Joint operations accounted for using
cost method:
	airBaltic                                   	$	1,918,000     	$	2,630,000
	BIA                                            1,186,824                -
	LAMCO                                             40,000                -
Subtotal                                        3,144,824        2,630,000

Joint operations accounted for using
equity method:
	BCS                                               43,097          284,834
	AIRO                                             110,956                -
	RCS                                              147,898                -
Subtotal                                          301,951          284,834
Total                                        	$	3,446,776     	$	2,914,834


Joint operations at cost -

airBaltic Corporation

On August 29, 1995, a Joint Venture Agreement was signed between the
Company, the Republic of Latvia ("Latvia"), SAS, Investeringsfonden for
Ostlandene (the Investment Fund for Central and Eastern Europe - "IO") and
Swedfund International AB ("Swedfund") (collectively, the "Parties"), for the establishment of a Latvian national airline, airBaltic Corporation.

Upon completion of the Joint Venture Agreement, as amended on November 27, 1995, airBaltic had a share capital of $11.7 million consisting of $3.4 million cash and $8.3 million other assets including real estate, with the following ownership percentages: Latvia - 51.07%, the Company - 20.02%, SAS
- 16.51%, IO - 6.2% and Swedfund - 6.2%. The Company obtained its 20.02% interest based on its cumulative-to-date investments in and advances to BIA.
The Joint Venture Agreement provides that supplemental funding in the amount of $4.0 million for working capital as necessary, will be provided by the Nordic Investment Bank, or a similar financial institution.

Furthermore, the Parties agreed to provide subordinated debt loans as necessary to airBaltic, totaling approximately $10.1 million, of which the Company's portion was $290,000. In January 1996, SAS assumed the Company's
$290,000 portion of the subordinated debt. The Company has agreed to pay all aviation-related payables of BIA as of November 27, 1995.

On January 10, 1996, the Company sold 12% of airBaltic stock to SAS for $1.7 million in cash and the assumption by SAS of the Company's future debt funding obligation to airBaltic of $2,175,000. The Company retains a 8.02% interest in airBaltic. A gain of approximately $297,000 was recognized on the sale of the airBaltic stock included in other income.

Summarized financial information for airBaltic is as follows (100%):

                                                        December 31,

                                                 1996              1995
Current assets                             	$	11,372,000     	$	5,351,000
Noncurrent assets                             15,986,000       10,749,000
Total assets                               	$	27,358,000      $16,100,000

Current liabilities                         	$	8,768,000     	$	3,907,000
Noncurrent liabilities                        16,536,000        5,198,000
Equity                                         2,054,000        6,995,000
Total liabilities and equity               	$	27,358,000     	$16,100,000


                                                                  From
                                           Year Ended       October 1, 1995 to
                                        December 31, 1996    December 31, 1995
Revenues                                   	$	24,399,000      $	2,081,000
Loss from operations                         (13,325,000)      (3,473,000)
Net loss                                     (17,245,000)      (4,693,000)

Management believes that the Company's recorded investment in airBaltic through airBaltic's future operations and/or the option agreement discussed in Note 1.

Baltic International Airlines

The Company entered into a joint venture agreement with the Latvian Civil
Aviation Department, an agency of the Government of Latvia (the "Latvian
Partner"), on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. The Company currently owns a 49% interest in BIA.

As discussed in Note 1, BIA has experienced significant losses which have been recognized in the Company's financial statements through a reserve of its investment in BIA. In conjunction with the transfer of BIA's passenger service operations to airBaltic, the Company entered into negotiations with its partner to restructure BIA and obtain full ownership. The Company also made advances on behalf of BIA in 1996 to facilitate the termination of operations of BIA. Management believes that the Company's remaining recorded investment in BIA will be recovered through liquidation of its remaining assets. The Company believes that maintaining BIA's airline certification is beneficial to BIUSA.

Lithuanian Aircraft Maintenance Corporation

On September 28, 1995, the Company entered into a joint operation with a joint stock company, Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania and the Municipality of Siauliai City for the establishment of an aircraft maintenance facility.
The joint operation is a Lithuanian closed stock company which will operate under the name Lithuanian Aircraft Maintenance Corporation ("LAMCO"). The
Company has the right to own up to 50% of LAMCO. The Company's initial investment totaled $40,000 for 2.8% of LAMCO. Further purchases of shares are anticipated as the business plans for the operating entities of LAMCO are concluded. Siauliai Aviacija owns 96.7% of LAMCO and 0.25% is owned by the Municipality of Siauliai City. The Company will have the right to recommend the general manager, chief financial officer and department heads for approval by LAMCO's board for a period of 10 years. The Company will also have the authority to negotiate a line of credit for LAMCO. The
Company does not expect LAMCO to be fully operational until late 1997 or early 1998, if at all.

Joint operations using equity method -

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                                    December 31,

                                                1996             1995
Current assets                              	$	 641,263       	$	 630,658
Property and other assets, net                  551,105           658,230
Total assets                                 $1,192,368        $1,288,888

Current liabilities                          $ 	518,345        $4,089,558
Other liabilities                               195,540         2,783,006
Stockholders' equity (deficit)                  478,483        (5,583,676)
Total liabilities and stockholders'
  equity                                     $1,192,368        $1,288,888

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

Combined 100% Basis:
                                               Year Ended December 31,
                                              1996             1995
Operating revenues                       	$	2,815,525      	$	11,102,871
Income (loss) from operations            	$	1,098,275      	$	(7,042,533)
Earnings (loss)                          	$	  950,062      	$	(3,436,175)

Company Percentage Interest:

                                               Year Ended December 31,
                                              1996             1995
Operating revenues                        $	1,240,176       $	5,463,826
Income (loss) from operations             $  	482,003       $(3,443,694)
Earnings (loss)                           $  	420,467       $(2,515,449)

The above amounts as of and for the year ended December 31, 1995 include the scheduled passenger carrier service operations of BIA which was discontinued on October 1, 1995.

AIRO Catering Services and Riga Catering Services

In February 1996, the Company formed AIRO Catering Services with TOPflight AB
("TOPflight").  TOPflight operates kitchens in Malmo, Gothenburg and Stockholm,
Sweden and is soon to open a kitchen in Copenhagen. In this joint operation, the Company contributed its management and operational expertise, its partial interest in Riga Catering Services, market knowledge, knowledge of the regional customer base and labor force for a 51% interest, while TOPflight contributed its technical experience in building in-flight kitchens for a 49% interest.
AIRO is targeting six airports for in-flight catering development. AIRO is accounted for using the equity method as certain provisions of the partnership agreement result in the Company not having control of AIRO.

On April 2, 1996, the catering operations of BCS were acquired by RCS, previously owned by TOPflight, in exchange for shares in RCS. RCS is currently owned 35% by AIRO, 23.5% by the Company and 41.5% by the principals of the Company's partner in BCS.

Summarized financial information for RCS is as follows (100%):

                                           December 31, 1996
Current assets                               	$	468,989
Noncurrent assets                               427,826
Total assets                                  $	896,825

Current liabilities                           $	296,483
Noncurrent liabilities                          195,540
Equity                                          404,802
Total liabilities and equity                  $	896,825


                                              Period From
                                              May 1, 1996
                                          to December 31, 1996
Revenues                                    	$	1,937,422
Income from operations                           813,164
Net income                                       629,351


Baltic Catering Services

BCS was formed on March 26, 1993 as a joint operation between ARVO, Ltd., a Latvian limited liability company, and the Company. In February 1996, the Company entered into a joint venture agreement with TOPflight to create a joint operation, AIRO, that will set up airline catering facilities across
Eastern Europe. On April 2, 1996, the catering operations of BCS were acquired by RCS in exchange for shares in RCS. The business of BCS after the transfer of the catering business to RCS is primarily the operation of the restaurant in the Riga Airport. The Company accounted for the acquisition of its interest in RCS using the purchase method of accounting.

Summarized financial information for BCS is as follows (100%):

                                                   December 31,
                                              1996             1995
Current assets                            	$	124,436       	$	291,967
Noncurrent assets                             65,882          270,218
Total assets                               $	190,318        $	562,185

Current liabilities                        $ 104,124        $  	3,686
Equity                                        86,194          558,499
Total liabilities and equity               $	190,318        $	562,185


                                              Year Ended December 31,
                                               1996            1995
Revenues                                   $	878,103      $	2,341,881
Income from operations                       336,500          714,734
Net income                                   333,225          727,278

Approximately 68% of the 1996 revenues of BCS were generated prior to the transfer of operations to RCS in April 1996.

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

NOTE 5 - SHORT-TERM DEBT

Short-term debt consists of the following:

                                                            December 31,

                                                         1996          1995
Note payable to third parties, secured by put
agreement with SAS on airBaltic shares and security
interest in all shares of stock owned in AIRO,
interest rate of 13% due at maturity, principal
payable on November 11, 1997                         $	2,000,000   	$       	-

Note payable to an officer and director of the
Company, unsecured, interest rate of 14%, due upon
maturity, principal payable on March 12, 1997            250,000             -
Convertible note payable, unsecured, interest rate
of 10%, due upon maturity, principal payable on
March 15, 1997                                            88,771             -

Note payable to a director of the Company,
unsecured, interest rate of 12%, due upon maturity,
principal payable on December 30, 1996                    10,000             -

Note payable to bank, unsecured, interest rate of
prime plus 2% (11% at December 31, 1995), due upon
maturity, principal payable July 1996, guaranteed by
an officer of the Company                                 50,000        75,000

Subordinated bridge loan financing, interest payable
quarterly at 10% per annum, secured by warrants to
purchase 175,000 common shares of the Company, due
March 31, 1996                                            75,000       175,000

Subordinated bridge loan financing payable to
officers and directors, interest rate of 10% per
annum, secured by warrants to purchase 8,000 common
shares of the Company, repaid in March 1996                    -        80,000

                                                       2,473,771       330,000
Less discount on loan financing                         (188,174)       (5,937)
Short-term debt, net                                	$	2,285,597    	$	324,063

The Company is in the process of renegotiating the maturity of all notes payable which matured prior to March 31, 1997. Management believes that it will be able to extend the maturity of these loans on terms similar to the previous loans. However, there can be no assurance the Company will be successful in such efforts.

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

On May 16, 1996, the Company entered into a promissory note in connection with a $250,000 loan to the Company from an officer and director of the Company. The lender received warrants to purchase 25,000 shares of the Company's common stock at $0.75 per share. In connection with this renewal, the Company paid a facility fee of $12,500 to the lender.

On October 2, 1996, the Company entered into a promissory note in connection with a $10,000 loan to the Company from a director of the Company. The lender received warrants to purchase 1,000 shares of the Company's common stock at $0.5625 per share.

In November 1996, the Company entered into a promissory note in connection with a $2,000,000 loan to the Company. In connection with this promissory note, the Company issued warrants to the lender to purchase 500,000 shares of the Company's common stock at a price of $0.75 per share.

NOTE 6 - INCOME TAXES

The components of deferred tax assets consisted of the following:


                                                       December 31,
                                                1996              1995
Deferred tax assets:
	Net operating loss carryforward           	$	2,069,455       	$	1,824,170
	Allowance for doubtful accounts                159,433            159,433
	Deferred compensation                           89,222             67,416
	Investment in and advances to BIA            1,347,966          1,071,755
Total deferred tax assets                     3,666,086          3,122,784

Deferred tax liabilities:
	Unremitted earnings of joint operations        229,791             69,629
	Other                                           32,017             17,327
Total deferred tax liabilities                  261,808             86,956

Net deferred tax asset before valuation
allowance                                     3,404,278          3,035,828
Valuation allowance                          (3,404,278)        (3,035,828)
Net deferred tax asset                      $         -        $        	-

Provisions for income taxes in the statements of operations were as follows:


                                                Year ended December 31,

                                                 1996               1995
Current expense:
	U.S.                                         	$    	-            $    	-
	Foreign                                        15,694                  -
Deferred expense                                     -                  -
Total expense                                	$	15,694            $    	-

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of expenses deductible for financial reporting purposes that are not deductible for tax purposes.

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $6,100,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 7 - COMMON STOCK

In 1992, the Company adopted an Equity Incentive Plan (the "Plan") under which an aggregate of 800,000 shares of common stock may be issued. In
December 1995, the board of directors adopted a resolution subject to shareholder approval to increase the number of shares that may be issued under the Plan to 1,500,000 shares. The Plan provides for the grant of options or rights, including incentive stock options and nonqualified stock options to officers, directors, employees and consultants to the Company for the purpose of providing incentive to those persons to work for or provide services to the Company.

The Company accounts for the Plan under APB Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock options based on the excess of the deemed value of the common shares on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. The Company recorded compensation expense of $66,753 and $190,145 for the years ended December 31, 1996 and 1995, respectively.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based
Compensation" which if fully adopted requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to continue to apply the provisions of APB No. 25 to record compensation expense. Had compensation expense for the Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per common share would have been increased to the following pro forma amounts:

                                                Year Ended December 31,

                                               1996               1995
Net loss	                 As Reported    	$	(1,248,543)    	$	(2,127,624)
                          Pro Forma         (1,474,865)       (3,595,537)
Loss per common share	    As Reported	           (0.23)            (0.51)
                          Pro forma	             (0.26)            (0.86)

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the method of accounting under SFAS
No. 123 has not been applied to options granted prior to January 1, 1995.

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

At December 31, 1996, the Company had 2,480,595 shares of common stock reserved for issuance upon exercise of options and warrants, and 921,000 options were available for future grant under the Plan. A summary of changes in outstanding options and warrants is as follows:

                                             Year Ended December 31,

                                             1996              1995

                                             Wtd. Avg.               Wtd. Avg.
                                   Shares    Ex. Price     Shares    Ex. Price
Shares under option, beginning
 of period                        653,616    	$	1.10      408,800     $	0.88
Changes during the period:
	Granted                          160,000       0.67      894,680       0.95
	Canceled                         (55,467)      0.61       (5,333)      0.50
	Exercised                       (169,149)      0.58     (644,531)      0.76
Shares under option, end of
 period                           589,000    	$	1.18      653,616     $	1.10


Shares under warrant,
 beginning of period            1,267,970     $	3.38      751,995    	$	4.86
Changes during the period:
	Granted                          623,625       0.96      516,000       1.21
	Canceled                               -          -            -          -
	Exercised                              -          -          (25)      6.00
Shares under warrant, end of
 period                         1,891,595    	$	2.58    1,267,970     $	3.38

All of the options and 1,811,595 of the warrants with a weighted average exercise price of $2.63 per share are exercisable as of December 31, 1996.
The exercise price of the options and warrants outstanding at December 31, 1996 range from $0.50 to $9.80. The weighted average contractual life of the options and warrants outstanding at December 31, 1996 was 3.4 years and
3.3 years, respectively. The weighted-average grant-date fair value of options and warrants granted during 1996 was $1.17 and $1.22, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 6.5%;
expected dividend yield of 0%; expected lives of 5 years; expected volatility of 138%.

NOTE 8 - PREFERRED STOCK

Effective June 30, 1995, the Company created its Convertible Redeemable
Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The
Series A Preferred Stock: (i) is redeemable only at the option of the Company and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of the Company's common stock will be diluted upon conversion to the Series A
Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. Furthermore, when and if the Company becomes profitable, the issuance of the shares of Series A Preferred Stock will have a dilutive effect on the per share value of the common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 1996, the conversion price was $1.52 per share.

Effective February 22, 1996, the Company created its Series B Convertible
Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996.
The Series B Preferred Stock:  (i) is not entitled to receive dividends;
(ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of the Company's common stock; (iii) is non-voting; (iv) carried a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and
(v) is redeemable only at the option of the Company if the conversion price is $0.75 or less per share. In October 1996, the Company amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of the Company's Common Stock.

During the year ended December 31, 1996, shareholders converted an aggregate of 16 shares of Series B Preferred Stock into 657,576 shares of the Company's common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

The following is a summary of material related party transactions which have occurred during 1996 and 1995, other than those disclosed elsewhere in the notes to the accompanying financial statements.

Baltic International Airlines

The Company earned management fees, aircraft rental income, and commission income from BIA. Commissions were based upon a percentage of passenger ticket and cargo revenue earned on sales originating outside of Riga. The
Company earned $78,845 in such commissions and fees for the year ended
December 31, 1995. The Company subleased two Boeing 727 aircraft to BIA for an aggregate of $80,000 per month. For the year ended December 31, 1995, the Company received $480,000 related to the subleases. For the year ended
December 31, 1995, the Company charged BIA $611,792 in costs incurred on behalf of BIA, including pilots' salaries, officers' salaries and consulting costs. No revenue was earned by the Company from BIA in 1996.

airBaltic Corporation

The Company managed the interim flight operations of airBaltic and subleased two western aircraft previously operated by BIA under a wet lease agreement for $1.5 million through December 31, 1995. Additionally in 1995, airBaltic paid a $1.5 million fee to the Company for services rendered in connection with the training of Latvian cockpit, cabin and ground personnel. The
Company earns general sales agency revenue by operating the North American sales and marketing office of airBaltic. The Company earned $59,000 of such revenue for the year ended December 31, 1996.

BWAF is dependent upon airBaltic for cargo transportation. airBaltic purchases goods and services from RCS.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under operating leases that expire over the next five years. Rental expense under operating leases was $35,447 and $572,826 for 1996 and 1995, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

         	1997                         	$	38,878
         	1998                            31,907
         	1999                             3,027
         	2000                             3,027
         	2001                             1,513
         	Total                         $	78,352

In December 1995, the Company guaranteed certain liabilities of BIA. As of December 31, 1995, the Company accrued $1,019,521 as a commitment to pay these liabilities as the Company signed an agreement to pay these liabilities on behalf of BIA. The expense for these liabilities is included in the Company's reserve of investment in BIA on the 1995 consolidated statement of operations. At December 31, 1996, the Company had $146,375 remaining to be paid on these liabilities.

NOTE 11 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of noncash transactions are as follows:

                                                  Year Ended December 31,

                                                  1996             1995
Services and expenses contributed to BIA	      	$      	-      	$ 	563,815
Conversion of accounts payable to equity	         417,535                -
Conversion of notes payable to equity	            140,667        1,288,137
Conversion of preferred stock to common stock	    400,000                -
Dividends declared and paid in subsequent
 period	                                           89,584           30,625
Discount on debt for warrants	                      9,987                -
Deferred compensation on options exercised and
 canceled	                                        204,699                -

Supplemental disclosure of interest paid	       	$	44,459        	$	96,771
Supplemental disclosure of income taxes paid	   	$     	-         $	     -



                                	SIGNATURES

	In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1997.

                                 						BALTIC INTERNATIONAL USA, INC.


                                 						//s// ROBERT L. KNAUSS
                                 						ROBERT L. KNAUSS, Chairman of the Board
                                       and Chief Executive Officer


	Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature				                    Title					                         Date


//s// ROBERT L. KNAUSS		   Chairman of the Board and 		      	    April 14, 1997
ROBERT L. KNAUSS			        Chief Executive Officer
                      					(Principal Executive Officer)

//s// JAMES W. GOODCHILD		 Chief Operating and Financial Officer		April 14, 1997
JAMES W. GOODCHILD		      	and Director (Principal Financial and
                      					Accounting Officer)

//s// HOMI M. DAVIER			    Director					                          April 14, 1997
HOMI M. DAVIER


//s// PAUL R. GREGORY			   Director					                          April 14, 1997
PAUL R. GREGORY


//s// JURIS PADEGS		      	Director					                         	April 14, 1997
JURIS PADEGS


//s// TED REYNOLDS			      Director					                          April 14, 1997
TED REYNOLDS


//s// MORRIS A. SANDLER	  	Director					                         	April 14, 1997
MORRIS A. SANDLER















Exhibits

INDEX TO EXHIBITS

Exhibit No.			Description				                            Sequentially Numbered
                                                                  Pages

	2.1(2)_	Plan and Agreement of Recapitalization
	3.1(a)(2)_	Restated Articles of Incorporation
	3.1(b)(2)_	Amended Articles of Incorporation
	3.1(c)(2)_	Articles of Correction
	3.2(2)_	Bylaws
	3.3(2)_	Statement of Resolution Establishing and Designating a Series of
         Shares of the Company, Series A Cumulative Preferred Stock,
         $10.00 par value
	3.4(5)_	Certificate of Elimination of Shares Designated as Series A
        	Cumulative Preferred Stock
	3.5(5)_	Certificate of the Designation, Preference, Rights and
         Limitations of Convertible Redeemable Series A Preferred Stock
	4.1(2)_	Common Stock Specimen
	5.1(1)_	Opinion Regarding Legality
	10.1(2)_	Form of August 1993 through January 1994 Loan Documents
	10.2(2)_	Form of August 1993 through January 1994 Common Stock Warrants
	10.3(4)_	1992 Equity Incentive Plan, as amended
	10.4(2)_	Employment Agreement between the Company and Robert L. Knauss
	10.5(2)_	Employment Agreement between the Company and Homi M. Davier
	10.6(2)_	Employment Agreement between the Company and Michael Pemberton
	10.7(2)_	Baltic International Airlines Joint Venture Limited Liability
          Company Agreement between the Latvian Civil Aviation Board and the Company
	10.8(2)_	Protocol No. 1 dated July 1991
	10.9(2)_	Protocol No. 4 dated May 9, 1992
	10.10(2)_	Protocol No. 5 dated July 21, 1992
	10.11(2)_	Protocol No. 6 dated February 5, 1993
	10.12(2)_	Settlement Agreement between the Company and Latvian Airlines and Ministry of Transportation of the Republic of Latvia
	10.13(2)_	Partnership Agreement of Baltic World Air Freight between
           the Company and T.G. Shown & Associates, Inc.
	10.14(2)_	Baltic Catering Limited Liability Company Agreement
           between the Company and ARVO, Ltd.
	10.15(2)_	Assignment to the Company from Baltic World Holdings, Ltd.
	10.16(2)_	Baltic Travel Services Joint Venture Agreement between
           the Company and Chapman Freeborn GmbH
	10.17(2)_	Agreement of Representation between the Latvian Civil Aviation
           Department and the Company
	10.18(2)_	DC9 Lease Agreement
	10.19(2)_	Letter of Intent between the Company and Northwest Airlines
	10.20(2)_	Facilities Lease Agreement
	10.21(2)_	Management Services Agreement between the Company and
           Baltic International Airlines
	10.22(2)_	Memorandum of Understanding between the Company and the
           Department of Air Transport of the Republic of Georgia
	10.23(2)_	Maintenance Training Services Agreement
	10.24(2)_	Bank Settlement Plan Agreement
	10.25(2)_	Letter of Intent regarding lease of Boeing aircraft
	10.26(2)_	Extension Agreement regarding lease of Boeing aircraft
	10.27(3)_	Lease Agreement for Boeing aircraft
	10.28(3)_	Amendment to Lease of Boeing aircraft
	10.29(3)_	Baltic Aerospace Interiors Letter of Intent
	10.30(3)_	BIUSA/SAS Letter of Intent
	10.31(3)_	Lithuania/Northwest Airlines/BIUSA Letter of Intent
	10.32(3)_	Assignment Agreement between Baltic World Holdings, Ltd. and the
           Company
	10.33(3)_	Acquisition Agreement with T.G. Shown & Associates, Inc.
	10.34(3)_	Memorandum of Understanding between the Company, BIA and SAS
	10.35(3)_	Loan Agreement with Charter Bank
	10.36(7)_	airBaltic Joint Venture Agreement
	10.37(9)_	Wet Lease Agreement with airBaltic
	10.38(9)_	Articles of Incorporation of LAMCO
	10.39(9)_	Memorandum of Understanding with TOPflight
	10.40(9)_	Amendment to airBaltic Joint Venture Agreement
	10.41(8)_	Share Purchase Agreement with SAS
	10.42(10)_	AIRO Catering Services Joint Venture Agreement
	10.43(10)-	Riga Catering Services Shareholders' Agreement
	16.1(6)_	Letter on Change in Certifying Accountant
	16.2(11)_	Letter on Change in Certifying Accountant
_________________________________

(1)	Filed herewith.

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

(8)	Previously filed as an exhibit to the Company's Current Report on Form
8-K dated January 10, 1997, and incorporated herein by reference thereto.

(9)	Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-860), and incorporated herein by reference thereto.

(10)	Previously filed as an exhibit to the Company's Annual Report on Form
10-KSB for the year ended December 31, 1995, and incorporated herein by reference thereto.

(11)	Previously filed as an exhibit to the Company's Current Report on Form
8-K dated August 30, 1996, and incorporated herein by reference thereto.


