Form 10QSB
period 1997-03-31
BALTIC INTERNATIONAL USA INC
filed 1997-05-20
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   	Exchange Act of 1934
	   For Quarterly Period Ended March 31, 1997.
                                    OR
[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
	    Securities Exchange Act of 1934
	    For the Transition Period From             to            .

Commission File Number:  0-26558

                       BALTIC INTERNATIONAL USA, INC.
     (Exact name of small business issuer as specified in its charter)

           	TEXAS			                               76-0336843
(State or other jurisdiction of	                  (IRS Employer
incorporation or organization)	                Identification No.)

           1990 Post Oak Blvd., Suite 1630, Houston, Texas  77056
                   (Address of principal executive offices)

                              (713) 961-9299
                        (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] .    No [  ].


Number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1997: 7,593,586 shares.


Transitional Small Business Disclosure Format (Check one):  Yes [ ];No [X].






	                   BALTIC INTERNATIONAL USA, INC.

	                         TABLE OF CONTENTS

                                                      											Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
	Condensed Balance Sheets -
   March 31, 1997 and December 31, 1996		                          3
	Condensed Statements of Operations -
	  Three Months Ended March 31,1997 and 1996		                     4
	Condensed Statements of Cash Flows -
	  Three Months Ended March 31, 1997 and 1996		                    5
	Notes to Condensed Financial Statements		                         6

Item 2 - Management's Discussion and Analysis of
	  Financial Condition and Results of Operations		                 9

	PART II - OTHER INFORMATION
	Item 1 - Legal Proceedings		                                     11
	Item 2 - Changes in Securities		                                 11
	Item 3 - Defaults on Senior Securities		                         11
	Item 4 - Submission of Matters to a Vote of Security Holders     11
	Item 5 - Other Information		                                     11
	Item 6 - Exhibits and Reports on Form 8-K		                      11
	Signatures		                                                     12




                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

 	                   BALTIC INTERNATIONAL USA, INC.
	               Condensed Consolidated Balance Sheets


                                                March 31,      December 31,
                                                  1997             1996
                                               (unaudited)      (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	                     $  152,138       $  384,245
Accounts receivable	                              118,209           43,810
Inventory	                                         70,846           47,741
Prepaids and deposits	                            180,331          166,362
                                                ----------       ----------
Total current assets	                             521,524          642,158
                                                ----------       ----------

PROPERTY AND EQUIPMENT, net	                       16,204           18,182
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS 	3,628,058        3,446,775
OTHER ASSETS	                                     187,430          233,791
GOODWILL, NET	                                    230,943          238,308
                                               ----------       ----------
Total assets		                                 $4,584,159       $4,579,214
                                               ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities 	     $  629,636       $	 436,760
Short-term debt, net	                           2,339,361        2,285,597
Commitments for guarantees on BIA liabilities  	  146,375          146,375
Other current liabilities		                        61,902           73,583
                                               ----------       ----------
Total liabilities		                             3,177,274        2,942,315
                                               ----------       ----------

COMMITMENTS AND CONTINGENCIES	                          -                -

STOCKHOLDERS' EQUITY
Preferred stock:
  Series A, convertible, $10 par value,
   500,000 shares authorized, 123,000 shares
   issued and outstanding	                      1,230,000        1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   30 and 34 shares issued and outstanding     	  750,000          850,000
Common stock, $.01 par value, 20,000,000 shares
 authorized, 7,593,586 and 7,302,108 shares
 issued and outstanding	                           75,936           73,021
Additional paid-in capital	                    10,029,414        9,905,403
Accumulated deficit	                          (10,678,465)     (10,421,525)
                                              -----------      -----------
Total stockholders' equity		                    1,406,885        1,636,899
                                              -----------      -----------
Total liabilities and stockholders' equity    $	4,584,159      $ 4,579,214
                                              ===========      ===========


See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
   	           Condensed Consolidated Statements of Operations
	                                 (unaudited)



                                            Three Months Ended March 31,
                                                1997              1996
REVENUES:
Freight revenue	                              $	53,782         $	63,309
Food distribution	                              61,529                 -
General sales agency revenue	                   19,500                 -
Net equity in earnings of joint operations     157,889            82,821
                                             ---------         ---------
Total operating revenues	                      292,700           146,130
                                             ---------         ---------
OPERATING EXPENSES:
Cost of revenue	                                77,053            27,666
General and administrative	                    293,558           387,249
Reserve of investment in BIA	                        -           612,385
                                             ---------         ---------
Total operating expenses	                      370,611         1,027,300
                                             ---------         ---------
LOSS FROM OPERATIONS	                          (77,911)         (881,170)
                                             ---------         ---------
OTHER INCOME (EXPENSE):
Interest expense	                             (133,252)          (13,240)
Interest income	                                     4                15
Other	                                           3,921           297,200
                                             ---------         ---------
TOTAL OTHER INCOME (EXPENSE)	                 (129,327)          283,975
                                             ---------         ---------
LOSS BEFORE INCOME TAXES	                     (207,238)         (597,195)

INCOME TAX EXPENSE	                                  -                 -
                                             ---------         ---------
NET LOSS	                                    $(207,238)        $(597,195)
                                             ---------         ---------

LESS PREFERRED DIVIDENDS	                      (49,702)          (30,625)
                                             ---------         ---------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS $(256,940)        $(627,820)
                                             =========         =========


PER SHARE AMOUNTS:
Net loss	                                      $	(0.03)          $	(0.10)
Net loss attributable to common shareholders   $ (0.03)          $	(0.11)





See accompanying notes to condensed consolidated financial statements.




	                 BALTIC INTERNATIONAL USA, INC.
	        Condensed Consolidated Statements of Cash Flows
	                         (unaudited)



                                                For the Three Months
                                                  Ended March 31,
                                               1997              1996
Cash flows from operating activities:
Net loss	                                 $  (207,238)      $  (597,195)
Noncash adjustments:
Net equity in (earnings) and losses
 of joint operations	                        (157,889)          529,564
Gain on sale of assets	                             -          (297,200)
Other	                                         63,107            23,494
Changes in assets and liabilities	             65,220          (493,784)
                                            ---------         ---------
Net cash used by operating activities    	   (236,800)         (835,121)
                                            ---------         ---------
Cash flows from investing activities:
Investment in and advances to joint
 operations	                                   (1,974)       (1,122,385)
Distributions and repayments from joint
 operations	                                        -            35,000
Proceeds from sale of assets	                       -           745,970
Proceeds from repayment of airBaltic
 subordinated debt	                                 -           290,000
Acquisition of property and equipment	              -              (501)
                                            ---------         ---------
Net cash used by investing activities	         (1,974)          (51,916)
                                            ---------         ---------
Cash flows from financing activities:
Repayment of debt and long-term obligations    	    -           (80,000)
Issuance of stock, net of related costs	        6,667         1,239,152
                                            ---------         ---------
Net cash provided by financing activities       6,667         1,159,152
                                            ---------         ---------

Net increase (decrease) in cash and
 cash equivalents	                           (232,107)          272,115
Cash and cash equivalents,
 beginning of period                          384,245           139,240
                                            ---------         ---------
Cash and cash equivalents, end of period 	  $ 152,138        $  411,355
                                            =========         =========




See accompanying notes to condensed consolidated financial statements.




                     BALTIC INTERNATIONAL USA, INC.
         Notes to Condensed Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

	The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1996. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results which can be expected for the entire year.

NOTE 1 - OPERATIONS AND FINANCIAL CONDITION

	The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company currently owns an 8.02% interest in airBaltic Corporation SIA ("airBaltic"), the national airline of Latvia. The Company is also engaged in providing services to airBaltic and other airlines through its interest in Riga Catering Services ("RCS"), a Riga, Latvia-based aviation catering company. In 1996, the Company transferred its catering operations of Baltic Catering Services ("BCS") to RCS. The Company will expand its catering operations through its 51% interest in AIRO Catering Services ("AIRO"). The Company also serves as a cargo marketing and sales company to airBaltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a food and beverage distribution company.

	The Company also owns 49% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to airBaltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date. The Company made significant investment in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through March 31, 1997.

	The Company requires substantial capital to pursue its operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements.

	The above factors historically have adversely affected the Company's capital resources and liquidity and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.


NOTE 2 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                             March 31,       December 31,
                                               1997             1996
Joint operations accounted for using
cost method:
airBaltic                                   $1,918,000       $1,918,000
BIA                                          1,188,798        1,186,824
LAMCO                                           40,000           40,000
                                             ---------        ---------
Subtotal                                     3,146,798        3,144,824
                                             ---------        ---------
Joint operations accounted for using
equity method:
BCS                                             44,298           43,097
AIRO                                           200,015          110,956
RCS                                            236,947          147,898
                                             ---------        ---------
Subtotal                                       481,260          301,951
                                             ---------        ---------
Total                                       $3,628,058       $3,446,775
                                             =========        =========

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                             March 31,       December 31,
                                               1997             1996

Current assets                              $  662,247       $  641,263
Property and other assets, net                 529,403          551,105
                                             ---------        ---------
Total assets                                $1,191,650       $1,192,368
                                             =========        =========

Current liabilities                         $  335,442       $  518,345
Other liabilities                                    -          195,540
Stockholders' equity                           856,208          478,483
                                             ---------        ---------
Total liabilities and stockholders'
 equity                                     $1,191,650       $1,192,368
                                             =========        =========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

Combined 100% Basis:
							  Three Months Ended March 31,
                                               1997             1996

Operating revenues                          $  651,147       $  506,030
                                             =========        =========
Income from operations                      $  197,519       $  165,641
                                             =========        =========
Earnings                                    $  381,332       $  165,641
                                             =========        =========

Company Percentage Interest:
                                            Three Months Ended March 31,
                                               1997             1996

Operating revenues                          $  261,865       $  253,015
                                             =========        =========
Income from operations                      $   81,882       $   82,821
                                             =========        =========
Earnings                                    $  157,889       $   82,821
                                             =========        =========


NOTE 3 - LOSS PER COMMON SHARE

	The computations of loss per common share are computed using 7,532,659 and 5,858,842 weighted average shares of common stock for the three months ended March 31, 1997 and 1996, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three month period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

NOTE 4 - EQUITY TRANSACTIONS

	During the three months ended March 31, 1997, shareholders converted an aggregate of four shares of Series B Convertible Redeemable Preferred Stock into 251,184 shares of the Company's common stock.




	                  BALTIC INTERNATIONAL USA, INC.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The Company's revenues are derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC.

Quarter Ended March 31, 1997 and 1996

	For the quarter ended March 31, 1997, the Company had revenues of $292,700 compared with $146,130 for the quarter ended March 31, 1996.
The 100% increase is due to increases in food distribution revenue, net equity in earnings of catering operations and general sales agency revenue. The increase in net equity in earnings of joint operations is principally due to the reversal of a reserve recorded on the final determination of RCS' income tax status for 1996. This determination was received during 1997 in favor of RCS.

	The Company's operating expenses for the quarter ended March 31, 1997 were $370,611 compared to $1,027,300 for the same quarter in 1996.
The decrease is primarily due to no reserve being required in 1997 on the investment in BIA similar to the reserve of $612,385 for the first quarter of 1996. General and administrative expenses decreased to $293,588 in 1997 from $387,249 in the same quarter of 1996. This decrease was due primarily to decreased personnel and consulting costs.

	As a result of the increase in revenues and decrease in operating expenses discussed above, the operating loss for the Company decreased 91% to $77,911 for the first quarter of 1997 from $881,170 for the first quarter of 1996.

	Interest expense increased to $133,252 in the first quarter of 1997 from $13,240 in 1996, reflecting the increased interest costs and amortization of debt costs and discount for borrowings incurred during the second and fourth quarters of 1996. This interest expense is related to debt used for a capital contribution to airBaltic and the expansion of the Company's activities.

	The Company recorded a gain of $297,200 on the sale of the 12% airBaltic stock during the first quarter of 1996. No such gain was recorded in 1997.

	The Company had a net loss of $207,238 for the quarter ended March 31, 1997 compared to a net loss of $597,195 for the quarter ended March 31, 1996.

	The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interests in airBaltic, BIA and LAMCO are accounted for using the cost method. The following table presents a pro forma condensed combined statement of operations of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

          Pro forma Condensed Combined Statement of Operations
                   For the Year Ended March 31, 1997

               			                  Proportionate                  Pro forma
                      Company         Share of                     Combined
                    (As reported)  Joint Operations  Eliminations  Company

Operating revenues    $	292,700      $  261,865      $(157,889)  $ 396,676
Operating expenses      370,611         179,983              -     550,594
                      ---------       ---------       --------    --------
Income (loss) from
 operations             (77,911)         81,882       (157,889)   (153,918)
Other income (expense) (129,327)              -              -    (129,327)
                      ---------       ---------       --------    --------
Income (loss) before
 income taxes          (207,238)         81,882       (157,889)   (283,245)
Benefit for income
 taxes                        -          76,007              -      76,007
                      ---------       ---------       --------    --------
Net income (loss)    $ (207,238)     $  157,889      $(157,889)  $(207,238)
                      =========       =========       ========    ========


Liquidity and Capital Resources

	The Company had $152,138 in cash at March 31, 1997, compared to $384,245 at December 31, 1996.

	At March 31, 1997, the Company had a working capital deficit of $2,655,750 as compared to $2,300,157 at December 31, 1996. The increase in the working capital deficit is due primarily to a decrease in cash of $232,107, an increase in accounts receivable of $74,399, and an increase in accounts payable and accrued liabilities of $192,876.

	Net cash used in operating activities for the three months ended March 31, 1997 was $236,800 as compared to $835,121 for the same period of 1996. Such decrease was primarily due to the improved results from operations. Net cash used in investing activities was $1,974 for the three months ended March 31, 1997 compared to $51,916 for the three months ended March 31, 1996. The decrease was due primarily to the decrease in advances to BIA offset by proceeds from the sale of airBaltic shares in 1996. Net cash provided by financing activities was $6,667 for the three months ended March 31, 1997 compared to $1,159,152 for the three months ended March 31, 1996. The decrease was due to the proceeds of $1,090,200 raised from the issuance of the Series B Convertible Redeemable Preferred Stock during the first quarter of 1996 with no such stock issuances made in 1997.

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

                  Pro forma Condensed Combined Balance Sheet
                             As of March 31, 1997

                		                  Proportionate                  Pro forma
                      Company         Share of                     Combined
                    (As reported)  Joint Operations  Eliminations  Company

Current assets       $  521,524      $  289,219     $       -    $  810,743
Investments in and
 advances to joint
 operations           3,628,058               -      (481,260)    3,146,798
Property and other
 assets, net            434,577         230,144       108,341       773,062
                      ---------       ---------      --------     ---------
Total assets         $4,584,159      $  519,363     $(372,919)   $4,730,603
                      =========       =========      ========     =========

Current liabilities  $3,177,274      $  159,073     $ (12,629)   $3,323,718
Stockholders' and
 partners' equity     1,406,885         360,290      (360,290)    1,406,885
                      ---------       ---------      --------     ---------
Total liabilities and
 equity              $4,584,159      $  519,363     $(372,919)   $4,730,603
                      =========       =========      ========     =========

	The Company requires substantial capital to pursue their operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. The Company has no firm commitments for external sources of financing upon which the Company will rely for the near future.



	                    BALTIC INTERNATIONAL USA, INC.

	                    PART II - OTHER INFORMATION


Item 1.	Legal Proceedings, None

Item 2.	Changes in Securities, None

Item 3.	Defaults Upon Senior Securities, None

Item 4.	Submission of Matters to a Vote of Security-Holders, None

Item 5.	Other Information, None

Item 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits, None

	(b)	No reports on Form 8-K were filed during the quarter ended
     March 31, 1997.




                        BALTIC INTERNATIONAL USA, INC.


                                  SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     BALTIC INTERNATIONAL USA, INC.
                            (Registrant)


Date:	 May 20, 1997		           BY:	/s/ Robert L. Knauss
      ------------------            -------------------------------------
                              						Robert L. Knauss,
                              						Chairman of the Board and
                              						  Chief Executive Officer


Date:	 May 20, 1997		           BY:	/s/ James W. Goodchild
      ------------------            -------------------------------------
                              						James W. Goodchild,
                              						Chief Operating and Financial
                                      Officer