Form 10QSB
period 1997-06-30
BALTIC INTERNATIONAL USA INC
filed 1997-08-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For Quarterly Period Ended June 30, 1997.

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


Number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1997: 9,615,270 shares.


Transitional Small Business Disclosure Format (Check one):  Yes
	;	No 		X	.






                           BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                      Page

      PART I - FINANCIAL INFORMATION
      Item 1 - Consolidated Financial Statements
            Condensed Balance Sheets -
              June 30, 1997 and December 31, 1996                       3
            Condensed Statements of Operations -
              Three Months Ended June 30, 1997 and 1996
              and Six Months Ended June 30, 1997 and 1996               4
            Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1997 and 1996                   5
            Notes to Condensed Financial Statements                     6

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9

      PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                       11

      Item 2 - Changes in Securities                                   11

      Item 3 - Defaults on Senior Securities                           11

      Item 4 - Submission of Matters to a Vote of Security Holders     11

      Item 5 - Other Information                                       11

      Item 6 - Exhibits and Reports on Form 8-K                        11

      Signatures                                                       12


                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                    Condensed Consolidated Balance Sheets


                                                 June 30,      December 31,
                                                  1997             1996
                                               (unaudited)      (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $   40,815       $  384,245
Accounts receivable                                89,336           43,810
Inventory                                         129,488           47,741
Prepaids and deposits                             258,956          166,362
                                                ----------       ----------
Total current assets                              518,595          642,158
                                                ----------       ----------

PROPERTY AND EQUIPMENT, net                        13,395           18,182
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS  3,731,801        3,446,775
OTHER ASSETS                                      187,430          233,791
GOODWILL, NET                                     223,578          238,308
                                               ----------       ----------
Total assets                                   $4,674,799       $4,579,214
                                               ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities       $  685,907       $  436,760
Short-term debt, net                            2,438,125        2,285,597
Commitments for guarantees on BIA liabilities     146,375          146,375
Other current liabilities                          65,837           73,583
                                               ----------       ----------
Total liabilities                               3,336,244        2,942,315
                                               ----------       ----------

COMMITMENTS AND CONTINGENCIES                           -                -

STOCKHOLDERS' EQUITY
Preferred stock:
  Series A, convertible, $10 par value,
   500,000 shares authorized, 123,000 shares
   issued and outstanding                       1,230,000        1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   27 and 34 shares issued and outstanding        675,000          850,000
Common stock, $.01 par value, 20,000,000 shares
 authorized, 8,061,026 and 7,302,108 shares
 issued and outstanding                            80,610           73,021
Additional paid-in capital                     10,284,940        9,905,403
Accumulated deficit                           (10,931,995)     (10,421,525)
                                              -----------      -----------
Total stockholders' equity                      1,338,555        1,636,899
                                              -----------      -----------
Total liabilities and stockholders' equity    $ 4,674,799      $ 4,579,214
                                              ===========      ===========



See accompanying notes to condensed consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                                   Three Months Ended June 30,       Six Months Ended June 30,
                                     1997             1996             1997           1996
REVENUES:
 Freight revenue                  $ 58,273        $ 205,337        $ 112,055      $ 268,646
 Food distribution                  79,001          129,318          140,530        129,318
 General sales agency revenue       19,500           22,000           39,000         22,000
 Net equity in earnings of
   joint operations                 85,785          174,695          243,674        257,516
                                   -------          -------          -------        -------
 Total operating revenues          242,559          531,350          535,259        677,480
                                   -------          -------          -------        -------
OPERATING EXPENSES:
 Cost of revenue                    99,178          188,636          176,231        216,302
 General and administrative        204,272          417,367          497,830        804,616
 Reserve of investment in BIA            -                -                -        612,385
                                   -------          -------          -------        -------
 Total operating expenses          303,450          606,003          674,061      1,633,303
                                   -------          -------          -------        -------
LOSS FROM OPERATIONS               (60,891)         (74,653)        (138,802)      (955,823)
                                   -------          -------          -------        -------
OTHER INCOME (EXPENSE):
 Interest expense                 (141,980)         (14,122)        (275,232)       (27,362)
 Interest income                         1            2,708                5          2,723
 Other                              66,642                -           70,563        297,200
                                   -------          -------          -------        -------
TOTAL OTHER INCOME (EXPENSE)       (75,337)         (11,414)        (204,664)       272,561
                                   -------          -------          -------        -------

LOSS BEFORE INCOME TAXES          (136,228)         (86,067)        (343,466)      (683,262)

INCOME TAX EXPENSE                       -           27,904                -         27,904
                                   -------          -------          -------        -------
NET LOSS                        $ (136,228)      $ (113,971)      $ (343,466)    $ (711,166)
                                   -------          -------          -------        -------
LESS PREFERRED DIVIDENDS          (117,302)         (30,625)        (167,004)       (61,250)
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                  $ (253,530)      $ (144,596)      $ (510,470)    $ (772,416)
                                   =======          =======          =======        =======


PER SHARE AMOUNTS:
Net loss                           $ (0.02)         $ (0.02)         $ (0.05)       $ (0.12)
Net loss attributable to common
  shareholders                     $ (0.03)         $ (0.02)         $ (0.07)       $ (0.13)




See accompanying notes to condensed consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
              Condensed Consolidated Statements of Cash Flows
                                 (unaudited)



                                                For the Six Months
                                                   Ended June 30,
                                               1997              1996
Cash flows from operating activities:
 Net loss                                  $ (343,466)       $ (711,166)
 Noncash adjustments:
  Net equity in (earnings) and losses
    of joint operations                      (243,674)          354,869
  Gain on sale of assets                      (62,510)         (297,200)
  Other                                       127,045            38,107
  Changes in assets and liabilities          (100,271)         (284,666)
                                              -------         ---------
Net cash used by operating activities        (622,876)         (900,056)
                                              -------         ---------
Cash flows from investing activities:
 Investment in and advances to joint
   operations                                  (4,649)       (1,853,671)
 Distributions and repayments from joint
   operations                                  47,228           125,000
 Proceeds from sale of assets                       -           745,970
 Proceeds from repayment of airBaltic
   subordinated debt                                -           290,000
 Acquisition of property and equipment              -            (1,501)
                                              -------         ---------
Net cash provided (used) by
  investing activities                         42,579          (694,202)
                                              -------         ---------
Cash flows from financing activities:
 New borrowings                                55,000           500,000
 Repayment of debt and long-term obligations  (10,000)         (155,000)
 Issuance of stock, net of related costs      191,867         1,239,741
 Payment of dividends                               -           (48,000)
                                              -------         ---------
Net cash provided by financing activities     236,867         1,536,741
                                              -------         ---------
Net decrease in cash and cash equivalents    (343,430)          (57,517)
Cash and cash equivalents,
  beginning of period                         384,245           139,240
                                              -------         ---------
Cash and cash equivalents, end of period     $ 40,815          $ 81,723
                                              =======         =========



See accompanying notes to condensed consolidated financial statements.



                       BALTIC INTERNATIONAL USA, INC.
            Notes to Condensed Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended June 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

NOTE 1 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company currently owns an 8.02% interest in airBaltic Corporation SIA ("airBaltic"), the national airline of Latvia. The Company is also engaged in providing services to airBaltic and other airlines through its interest in Riga Catering Services ("RCS"), a Riga, Latvia-based aviation catering company. In 1996, the Company transferred the catering operations of Baltic Catering Services ("BCS") to RCS. The Company will expand its catering operations through its 51% interest in AIRO Catering Services ("AIRO"). The Company also serves as a cargo marketing and sales company to airBaltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a food and beverage distribution company.

     The Company also owns 49% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to airBaltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date. The Company made significant investment in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through June 30, 1997.

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


NOTE 2 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

    The investment in and advances to joint operations are as follows:

                                             June 30,       December 31,
                                               1997             1996
Joint operations accounted for using
cost method:
airBaltic                                   $1,918,000       $1,918,000
BIA                                          1,191,473        1,186,824
LAMCO                                           40,000           40,000
                                             ---------        ---------
Subtotal                                     3,149,473        3,144,824
                                             ---------        ---------
Joint operations accounted for using
equity method:
BCS                                             44,298           43,097
AIRO                                           315,141          110,956
RCS                                            222,889          147,898
                                             ---------        ---------
Subtotal                                       582,328          301,951
                                             ---------        ---------
Total                                       $3,731,801       $3,446,775
                                             =========        =========

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                             June 30,       December 31,
                                               1997             1996

Current assets                              $  767,348       $  641,263
Property and other assets, net                 689,699          551,105
                                             ---------        ---------
Total assets                                $1,457,047       $1,192,368
                                             =========        =========

Current liabilities                         $  413,293       $  518,345
Other liabilities                                    -          195,540
Stockholders' equity                         1,043,754          478,483
                                             ---------        ---------
Total liabilities and stockholders'
 equity                                     $1,457,047       $1,192,368
                                             =========        =========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

Combined 100% Basis:
                                             Six Months Ended June 30,
                                               1997             1996

Operating revenues                        $ 1,390,965       $ 1,258,857
                                           ==========        ==========
Income from operations                    $   420,347        $  507,870
                                           ==========        ==========
Earnings                                  $   613,986        $  396,711
                                           ==========        ==========

Company Percentage Interest:
                                             Six Months Ended June 30,
                                               1997             1996

Operating revenues                          $  581,995       $  586,377
                                             =========        =========
Income from operations                      $  166,450       $  234,649
                                             =========        =========
Earnings                                    $  246,005       $  180,149
                                             =========        =========


NOTE 3 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using 7,680,041 and 5,984,813 weighted average shares of common stock for the three months ended June 30, 1997 and 1996, respectively, and 7,606,757 and 5,921,828 weighted average shares of common stock for the six months ended June 30, 1997 and 1996, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three and six month periods ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

NOTE 4 - EQUITY TRANSACTIONS

     During the three months ended June 30, 1997, shareholders converted an aggregate of three shares of Series B Convertible Redeemable Preferred Stock into 267,440 shares of the Company's common stock.

NOTE 5 - SUBSEQUENT EVENTS

     In July 1997, the Company entered into a promissory note with ORESA Ventures N.V. in connection with a $500,000 loan to the Company. Principal and interest at an annual rate of 13% will be due the earlier of November 11, 1997 or the date in which the funding of an equity placement in the aggregate amount of $2,500,000 is received by the Company.

     In August 1997, the Company sold an aggregate of 2,500,000 shares of common stock to Celox S.A. and ORESA Ventures N.V. for $1,000,000. In connection with these private placements, the Company issued warrants to purchase 2,500,000 shares at an exercise price of $0.65 per share, which warrants are currently exercisable and expire in August 2002. In connection with the subscription agreements for these private placements, the shareholders have declared their intentions not to offer for resale the shares for at least 24 months from the date of purchase.

     In July 1997, the Company entered into a memorandum of understanding to execute a share purchase and shareholder agreement with LSG Lufthansa Services/Sky Chefs ("LSG"). The primary purpose of the agreement is to identify AIRO as the vehicle for the development of new LSG in-flight kitchens in Eastern Europe and the Republics of the former Soviet Union. Under the agreement, the Company will transfer 5% of its 51% ownership of AIRO in return for the LSG commitments and $600,000 in cash. Following the share purchase, the Company will control 46% of AIRO and LSG 54%. The agreement provides that the Company will remain as the day-to-day operating partner of AIRO, and AIRO will become part of the worldwide network of LSG in all aspects consistent with other LSG in-flight catering operations. The share purchase and shareholder agreement is subject to the approval of the Company's Board of Directors and the Supervisory Board of LSG Lufthansa Services Holding AG. These approvals are expected in early September 1997.




                          BALTIC INTERNATIONAL USA, INC.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's revenues are derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC.

Quarter Ended June 30, 1997 and 1996

     For the quarter ended June 30, 1997, the Company had revenues of $242,559 compared with $531,350 for the quarter ended June 30, 1996. The 54% decrease is due to decreases in freight revenue and net equity in earnings of catering operations. The decrease in net equity in earnings of joint operations is principally due to the start-up costs associated with AIRO's headquarters.

     The Company's operating expenses for the quarter ended June 30, 1997 were $303,450 compared to $606,003 for the same quarter in 1996. The decrease is due to decreases in cost of revenue and general and administrative expenses. General and administrative expenses decreased to $204,272 in 1997 from $417,367 in the same quarter of 1996. This decrease was due primarily to decreased personnel and consulting costs.

     Interest expense increased to $141,980 in the second quarter of 1997 from $14,122 in 1996, reflecting the increased interest costs and amortization of debt costs and discount for borrowings incurred during the second and fourth quarters of 1996. This interest expense is related to debt used for a capital contribution to airBaltic and the expansion of the Company's activities.

     The Company recorded a gain of $62,510 on the transfer of 2.82% of RCS to AIRO during the second quarter of 1997. No such gain was recorded in 1996.

Six months Ended June 30, 1997 and 1996

     For the six months ended June 30, 1997, the Company had revenues of $535,259 compared with $677,480 for the six months ended June 30, 1996. Year-to-date revenues were impacted by the same factors that affected the second quarter results.

     The Company's operating expenses for the six months ended June 30, 1997 were $674,061 compared to $1,633,303 for 1996. In addition to the factors affecting the second quarter operating expenses, the decrease is due to no reserve being required in 1997 on the investment in BIA similar to the reserve of $612,385 for the first quarter of 1996.

     As a result of the changes in revenues and expenses discussed above, the operating loss for the Company decreased 85% to $138,802 for the first six months of 1997 from $955,823 for the first six months of 1996.

     The Company recorded a gain of $297,200 on the sale of the 12% airBaltic stock during the first quarter of 1996. The Company recorded a gain of $62,510 on the transfer of 2.82% of RCS to AIRO during the second quarter of 1997.

     The Company had a net loss of $343,466 for the six months ended June 30, 1997 compared to a net loss of $683,262 for the six months ended June 30, 1996.

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

             Pro forma Condensed Combined Statement of Operations
                     For the Six Months Ended June 30, 1997

                                   Proportionate                  Pro forma
                      Company         Share of                     Combined
                    (As reported)  Joint Operations  Eliminations  Company

Operating revenues    $	535,259      $  581,995      $(246,005)  $  871,247
Operating expenses      674,061         415,545              -    1,089,606
                      ---------       ---------       --------     --------
Income (loss) from
 operations            (138,802)        166,450       (246,005)    (218,357)
Other income (expense) (204,664)          4,037              -     (200,627)
                      ---------       ---------       --------     --------
Income (loss) before
 income taxes          (343,466)        170,487       (246,005)    (418,984)
Benefit for income
 taxes                        -          75,518              -       75,518
                      ---------       ---------       --------     --------
Net income (loss)    $ (343,466)     $  246,005      $(246,005)  $ (343,466)
                      =========       =========       ========     ========

Liquidity and Capital Resources

     The Company had $40,815 in cash at June 30, 1997, compared to $384,245 at December 31, 1996.

     At June 30, 1997, the Company had a working capital deficit of $2,817,649 as compared to $2,300,157 at December 31, 1996. The increase in the working capital deficit is due primarily to a decrease in cash of $343,430 and an increase in accounts payable and accrued liabilities of $249,147.

     Net cash used in operating activities for the six months ended June 30, 1997 was $622,876 as compared to $900,056 for the same period of 1996. Such decrease was primarily due to the improved results from operations. Net cash provided by investing activities was $42,579 for the six months ended June 30, 1997 compared to $694,202 used by investing activities for the six months ended June 30, 1996. The decrease was due primarily to the decrease in advances to BIA offset by proceeds from the sale of airBaltic shares in 1996. Net cash provided by financing activities was $236,867 for the six months ended June 30, 1997 compared to $1,536,741 for the six months ended June 30, 1996. The decrease was due to the proceeds of $1,090,200 raised from the issuance of the Series B Convertible Redeemable Preferred Stock during 1996.

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

                   Pro forma Condensed Combined Balance Sheet
                               As of June 30, 1997

                                    Proportionate                  Pro forma
                      Company         Share of                     Combined
                    (As reported)  Joint Operations  Eliminations  Company

Current assets       $  518,595      $  328,507     $       -    $  847,102
Investments in and
 advances to joint
 operations           3,731,801               -      (582,328)    3,149,473
Property and other
 assets, net            424,403         304,598        54,037       783,038
                      ---------       ---------      --------     ---------
Total assets         $4,674,799      $  633,105     $(528,291)   $4,779,613
                      =========       =========      ========     =========

Current liabilities  $3,336,244      $  201,819     $ (97,005)   $3,441,058
Stockholders' and
 partners' equity     1,338,555         431,286      (431,286)    1,338,555
                      ---------       ---------      --------     ---------
Total liabilities and
 equity              $4,674,799      $  633,105     $(528,291)   $4,779,613
                      =========       =========      ========     =========




                          BALTIC INTERNATIONAL USA, INC.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings, None

Item 2. Changes in Securities, None

Item 3. Defaults Upon Senior Securities, None

Item 4. Submission of Matters to a Vote of Security-Holders, None

Item 5. Other Information, None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits, None

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.




                       BALTIC INTERNATIONAL USA, INC.


                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      BALTIC INTERNATIONAL USA, INC.
                               (Registrant)


Date:  August 14, 1997                    BY:  /s/ Robert L. Knauss
       ---------------------------             --------------------------
                                               Robert L. Knauss,
                                               Chairman of the Board and
                                                Chief Executive Officer


Date:  August 14, 1997                    BY:  /s/ James W. Goodchild
       ---------------------------             --------------------------
                                               James W. Goodchild,
                                               Chief Operating and Financial
                                                Officer