Form 10QSB
period 1997-09-30
BALTIC INTERNATIONAL USA INC
filed 1997-11-19
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended September 30, 1997.
                                     OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period From         to        .

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


Number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1997: 15,447,729 shares.


Transitional Small Business Disclosure Format (Check one):  Yes    ; No   X .






                        BALTIC INTERNATIONAL USA, INC.

                              TABLE OF CONTENTS

                                                                     Page

 PART I - FINANCIAL INFORMATION
 Item 1 - Consolidated Financial Statements
          Condensed Balance Sheets -
            September 30, 1997 and December 31, 1996                     3
          Condensed Statements of Operations -
            Three Months Ended September 30, 1997 and 1996
            and Nine Months Ended September 30, 1997 and 1996            4
          Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996                5
          Notes to Condensed Financial Statements                        6

 Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9

 PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                             12

 Item 2 - Changes in Securities                                         12

 Item 3 - Defaults on Senior Securities                                 12

 Item 4 - Submission of Matters to a Vote of Security Holders           12

 Item 5 - Other Information                                             12

 Item 6 - Exhibits and Reports on Form 8-K                              12

 Signatures                                                             13

                        PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                    Condensed Consolidated Balance Sheets


                                               September 30,      December 31,
                                                   1997               1996
                                               (unaudited)         (audited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                     $ 1,263,556         $ 384,245
 Accounts receivable                               113,549            43,810
 Inventory                                         180,425            47,741
 Prepaids and deposits                              82,915           166,362
                                                ----------        ----------
 Total current assets                            1,640,445           642,158
                                                ----------        ----------
PROPERTY AND EQUIPMENT, net                         15,607            18,182
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS   4,149,952         3,446,775
OTHER ASSETS                                       187,430           233,791
GOODWILL, NET                                      216,213           238,308
                                                ----------        ----------
 Total assets                                  $ 6,209,647       $ 4,579,214
                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities        $ 722,239         $ 436,760
 Short-term debt, net                            2,069,918         2,285,597
 Commitments for guarantees on BIA liabilities      71,375           146,375
 Other current liabilities                          73,864            73,583
                                                ----------        ----------
 Total liabilities                               2,937,396         2,942,315
                                                ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock:
  Series A, convertible, $10 par value,
    500,000 shares authorized, 123,000 shares
    issued and outstanding                       1,230,000         1,230,000
  Series B, convertible, $10 par value,
    $25,000 stated value,  70 shares
    authorized, 18 and 34 shares issued and
    outstanding                                    450,000           850,000
 Common stock, $.01 par value, 20,000,000
    shares authorized, 15,361,263 and
    7,302,108 shares issued and outstanding        153,613            73,021
 Additional paid-in capital                     12,991,218         9,905,403
 Accumulated deficit                           (11,304,859)      (10,421,525)
 Treasury stock, at cost                          (247,721)                -
                                                ----------        ----------
 Total stockholders' equity                      3,272,251         1,636,899
                                                ----------        ----------
 Total liabilities and stockholders' equity    $ 6,209,647       $ 4,579,214
                                                ==========        ==========



See accompanying notes to condensed consolidated financial statements.

                          BALTIC INTERNATIONAL USA, INC.
                  Condensed Consolidated Statements of Operations
                                    (unaudited)



                                    Three Months Ended     Nine Months Ended
                                       September 30,           September  30,

                                    1997          1996          1997          1996
REVENUES:
 Freight revenue                  $ 48,599     $ 185,737     $ 160,654     $ 454,383
 Food distribution                 123,019       100,256       263,549       229,574
 General sales agency revenue       19,500        16,500        58,500        38,500
 Net equity in earnings of
  joint operations                 110,663       119,141       354,332       376,657
                                   -------       -------       -------     ---------
 Total operating revenues          301,781       421,634       837,040     1,099,144
                                   -------       -------       -------     ---------
OPERATING EXPENSES:
 Cost of revenue                   105,956       166,751       282,187       383,053
 General and administrative        367,465       348,334       865,294     1,152,950
 Reserve of investment in BIA            -             -             -       612,385
                                   -------       -------     ---------     ---------
 Total operating expenses          473,421       515,085     1,147,481     2,148,388
                                   -------       -------     ---------     ---------

LOSS FROM OPERATIONS              (171,640)      (93,451)     (310,441)   (1,049,274)
                                   -------       -------     ---------     ---------

OTHER INCOME (EXPENSE):
 Interest expense                 (133,148)      (20,151)     (408,381)      (47,513)
 Interest income                     3,273        17,122         3,278        19,845
 Other                              (3,571)       55,590        66,992       352,790
                                   -------       -------     ---------     ---------
TOTAL OTHER INCOME (EXPENSE)      (133,446)       52,561      (338,111)      325,122
                                   -------       -------     ---------     ---------
LOSS BEFORE INCOME TAXES          (305,086)      (40,890)     (648,552)     (724,152)

INCOME TAX EXPENSE                       -        19,524             -        47,428
                                   -------       -------     ---------     ---------
NET LOSS                        $ (305,086)    $ (60,414)   $ (648,552)   $ (771,580)
                                   -------       -------     ---------     ---------

LESS PREFERRED DIVIDENDS           (67,778)      (31,250)     (234,782)      (92,500)
                                   -------       -------     ---------     ---------
NET LOSS ATTRIBUTABLE TO
 COMMON SHAREHOLDERS            $ (372,864)    $ (91,664)    $ (883,334)  $ (864,080)
                                   =======       =======     =========     =========




PER SHARE AMOUNTS:
Net loss                           $ (0.03)      $ (0.01)       $ (0.08)     $ (0.12)
Net loss attributable to
 common shareholders               $ (0.04)      $ (0.01)       $ (0.10)     $ (0.14)


See accompanying notes to condensed consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                 For the Nine Months
                                                 Ended September 30,
                                                1997               1996
Cash flows from operating activities:
 Net loss                                      $ (648,552)        $ (771,580)
 Noncash adjustments:
  Net equity in (earnings) and losses of
   joint operations                              (354,337)           235,728
  Gain on sale of assets                          (62,510)          (297,200)
  Other                                           188,174             51,252
  Changes in assets and liabilities               (32,466)          (223,198)
                                                ---------          ---------
    Net cash used by operating activities        (909,691)        (1,004,998)
                                                ---------          ---------

Cash flows from investing activities:
 Investment in and advances to joint
  operations                                     (375,866)        (2,012,411)
 Distributions and repayments from joint
  operations                                      110,957            203,738
 Proceeds from sale of assets                           -            745,970
 Proceeds from repayment of airBaltic
  subordinated debt                                     -            290,000
 Acquisition of property and equipment             (2,212)            (1,769)
                                                ---------          ---------
   Net cash used by investing activities         (267,121)          (774,472)
                                                ---------          ---------

Cash flows from financing activities:
 New borrowings                                    55,000            500,000
 Repayment of debt and long-term obligations     (431,971)          (155,000)
 Issuance of stock, net of related costs        2,725,394          1,439,452
   Purchase of treasury stock                    (292,300)                 -
 Payment of dividends                                   -            (84,625)
                                                ---------          ---------
    Net cash provided by financing activities   2,056,123          1,699,827
                                                ---------          ---------

Net increase (decrease) in cash and cash
 equivalents                                      879,311            (79,643)
Cash and cash equivalents, beginning of period    384,245            139,240
                                                ---------          ---------
Cash and cash equivalents, end of period      $ 1,263,556           $ 59,597
                                                =========          =========


See accompanying notes to condensed consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
            Notes to Condensed Consolidated Financial Statements


     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended September 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

      The Company also owns 49% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to airBaltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date. The Company made significant investment in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through September 30, 1997.

     The Company requires substantial capital to pursue its operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements.

     The above factors historically have adversely affected the Company's capital resources and liquidity and raise substantial doubt about the Company's ability to continue as a going concern as of September 30, 1997. However, as discussed in Note 4, in October 1997, the Company refinanced its $2,000,000 loan to a maturity date of January 29, 1999. Management believes that the refinancing of the debt along with the Company's equity financing completed during the third quarter discussed in Note 5 and the sale of 5% of AIRO to LSG Lufthansa Services/Sky Chefs discussed in Note 6 should enable the Company to fund its capital obligations and meet its liquidity needs for the next twelve months. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

     The investment in and advances to joint operations are as follows:

                                          September 30,       December 31,
                                               1997             1996
Joint operations accounted for using
cost method:
airBaltic                                   $1,918,000       $1,918,000
BIA                                          1,200,690        1,186,824
LAMCO                                           40,000           40,000
                                             ---------        ---------
Subtotal                                     3,158,690        3,144,824
                                             ---------        ---------
Joint operations accounted for using
equity method:
BCS                                             44,298           43,097
AIRO                                           720,022          110,956
RCS                                            226,942          147,898
                                             ---------        ---------
Subtotal                                       991,262          301,951
                                             ---------        ---------
Total                                       $4,149,952       $3,446,775
                                             =========        =========

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                          September 30,       December 31,
                                               1997             1996

Current assets                              $  765,074       $  641,263
Property and other assets, net               1,535,182          551,105
                                             ---------        ---------
Total assets                                $2,300,256       $1,192,368
                                             =========        =========

Current liabilities                         $  591,768       $  518,345
Other liabilities                                    -          195,540
Stockholders' equity                         1,708,488          478,483
                                             ---------        ---------
Total liabilities and stockholders'
 equity                                     $2,300,256       $1,192,368
                                             =========        =========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

Combined 100% Basis:

                          Three Months Ended September 30,        Nine Months Ended September 30
                               1997                1996                 1997             1996
Operating revenues          $   876,351       $   832,110          $ 2,267,316       $ 2,090,967
                             ==========        ==========           ==========        ==========
Income from operations      $   275,391        $  293,060          $   695,738        $  850,902
                             ==========        ==========           ==========        ==========
Earnings                    $   287,874        $  290,812          $   901,860        $  845,202
                             ==========        ==========           ==========        ==========

Company Percentage Interest:
                          Three Months Ended September 30,        Nine Months Ended September 30
                            1997                 1996                   1997             1996
Operating revenues          $   356,250       $   349,173          $   934,925       $   935,550
                             ==========        ==========           ==========        ==========
Income from operations      $   105,666        $  120,062          $   270,883        $  379,197
                             ==========        ==========           ==========        ==========
Earnings                    $   110,663        $  119,141          $   354,332        $  376,657
                             ==========        ==========           ==========        ==========

NOTE 3 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using 10,023,196 and 6,795,816 weighted average shares of common stock for the three months ended September 30, 1997 and 1996, respectively, and 8,423,048 and 6,215,284 weighted average shares of common stock for the nine months ended September 30, 1997 and 1996, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three and nine month periods ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes the disclosure requirements of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings. This pronouncement is effective for periods ending December 15, 1997. The Company has not determined the impact of this statement on the earnings per share amounts computed for 1997 or 1996.

NOTE 4 - DEBT

     In July 1997, the Company entered into a promissory note with ORESA Ventures N.V. in connection with a $500,000 loan to the Company. Principal and interest at an annual rate of 13% was paid off in September 1997.

     In October 1997, the Company entered into a promissory note with ORESA Ventures N.V. in connection with a $2,000,000 loan to the Company. Principal and interest at an annual rate of 13% will be due on January 29, 1999. The proceeds from this loan were used to repay the principal of another loan to the Company which was to mature in November 1997.
The Company reissued 469,442 shares of its treasury shares to pay the accrued interest of the repaid loan.


NOTE 5 - EQUITY TRANSACTIONS

     During the three months ended September 30, 1997, shareholders converted an aggregate of nine shares of Series B Convertible Redeemable Preferred Stock into 500,237 shares of the Company's common stock.

     During the quarter ended September 30, 1997, the Company acquired 625,993 shares of its common stock through private purchases at a cost of $292,300. The Company reissued 114,107 of these treasury shares to creditors in satisfaction of liabilities in the aggregate amount of $65,333.

     In August and September 1997, the Company sold an aggregate of 6,250,000 shares of common stock to Celox S.A. and ORESA Ventures N.V. for $2,500,000. In connection with these private placements, the Company issued warrants to purchase 6,250,000 shares at an exercise price of $0.65 per share, which warrants are currently exercisable and expire in August 2002. In connection with the subscription agreements for these private placements, the shareholders have declared their intentions not to offer for resale the shares for at least 24 months from the date of purchase.

NOTE 6 - SALE OF CATERING INTEREST

     In July 1997, the Company entered into a memorandum of understanding to execute a share purchase and shareholder agreement with LSG Lufthansa Services/Sky Chefs ("LSG"). The primary purpose of the agreement is to identify AIRO as the vehicle for the development of new LSG in-flight kitchens in Eastern Europe and the Republics of the former Soviet Union. Under the agreement, the Company will transfer 5% of its 51% ownership of AIRO in return for the LSG commitments and $600,000 in cash. The agreement provides that the Company will remain as the day-to-day operating partner of AIRO, and AIRO will become part of the worldwide network of LSG in all aspects consistent with other LSG in-flight catering operations. Management expects to complete this transaction during the fourth quarter of 1997. During 1997, LSG previously purchased 51% of TOPflight Catering AB, the Company's partner in AIRO, which has a 49% interest in AIRO. Therefore, following the share purchase, the Company will control 46% of AIRO and LSG will control 54%.

BALTIC INTERNATIONAL USA, INC.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions contain forward-looking information. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility of events may occur which limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The Company's revenues are derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC.

Quarter Ended September 30, 1997 and 1996

     For the quarter ended September 30, 1997, the Company had revenues of $301,781 compared with $421,634 for the quarter ended September 30, 1996. The 28% decrease is due to decreases in freight revenue and net equity in earnings of catering operations. The decrease in freight revenue is due to a shift in the frequency of destinations flown by airBaltic, which now include code share arrangements with other airlines of some destinations. The decrease in net equity in earnings of joint operations is principally due to the start-up costs associated with AIRO's headquarters.

     The Company's operating expenses for the quarter ended
September 30, 1997 were $473,421 compared to $515,085 for the same quarter in 1996. The decrease is due to decrease in cost of revenue resulting from lower freight revenue. General and administrative expenses increased to $367,465 in 1997 from $348,334 in the same quarter of 1996.

     Interest expense increased to $133,148 in the third quarter of 1997 from $20,151 in 1996, reflecting the increased interest costs and amortization of debt costs and discount for borrowings incurred during the second and fourth quarters of 1996. This interest expense is related to debt used for a capital contribution to airBaltic and the expansion of the Company's activities.

Nine months Ended September 30, 1997 and 1996

     For the nine months ended September 30, 1997, the Company had revenues of $837,040 compared with $1,099,144 for the nine months ended September, 1996. Year-to-date revenues were impacted by the same factors that affected the third quarter results.

     The Company's operating expenses for the nine months ended
September 30, 1997 were $1,147,481 compared to $2,148,388 for 1996.  In addition to the factors affecting the second quarter operating expenses, the decrease is due to no reserve being required in 1997 on the investment in BIA similar to the reserve of $612,385 for the first quarter of 1996.

     As a result of the changes in revenues and expenses discussed above, the operating loss for the Company decreased 70% to $310,441 for the first nine months of 1997 from $1,049,274 for the first nine months of 1996. However, the Company had a net loss (including interest expense and non-recurring gains discussed below) of $648,552 for the nine months ended September 30, 1997 compared to a net loss of $771,580 for the nine months ended September 30, 1996.

     Interest expense increased to $408,381 for the first nine months of 1997 from $47,513 in 1996, reflecting the increased interest costs and amortization of debt costs and discount for borrowings incurred during the second and fourth quarters of 1996.

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

             Pro forma Condensed Combined Statement of Operations
                     For the Nine Months Ended September 30, 1997

                                   Proportionate                  Pro forma
                      Company         Share of                     Combined
                    (As reported)  Joint Operations  Eliminations  Company

Operating revenues    $ 837,040      $  934,925      $(354,332)  $1,417,633
Operating expenses    1,147,481         664,042              -    1,811,523
                      ---------       ---------       --------     --------
Income (loss) from
 operations            (310,441)        270,883       (354,332)    (393,890)
Other income (expense) (338,111)          9,032              -     (329,079)
                      ---------       ---------       --------     --------
Income (loss) before
 income taxes          (648,552)        279,915       (354,332)    (722,969)
Benefit for income
 taxes                        -          74,417              -       74,417
                      ---------       ---------       --------     --------
Net income (loss)    $ (648,552)     $  354,332      $(345,332)  $ (648,552)
                      =========       =========       ========     ========


Liquidity and Capital Resources

     The Company had $1,263,556 in cash at September 30, 1997, compared to $384,245 at December 31, 1996.

     At September 30, 1997, the Company had a working capital deficit of $1,269,951 as compared to $2,300,157 at December 31, 1996. The decrease in the working capital deficit is due primarily to a increase in cash of $879,311 and a decrease in short-term debt of $215,679 and partially offset by an increase in accounts payable and accrued liabilities of $285,479.

     Net cash used in operating activities for the nine months ended September 30, 1997 was $909,691 as compared to $1,004,998 for the same period of 1996. Such decrease was primarily due to the higher payments of outstanding liabilities made in 1996 as compared to 1997. Net cash used by investing activities was $267,121 for the nine months ended September 30, 1997 compared to $774,472 for the nine months ended September 30, 1996. The decrease was due primarily to the decrease in advances to BIA offset by proceeds from the sale of airBaltic shares in 1996. Net cash provided by financing activities was $2,056,123 for the nine months ended September 30, 1997 compared to $1,699,827 for the nine months ended September 30, 1996. The increase was primarily due to the net proceeds of $2,725,394 raised from the issuance of common stock during 1997 (see Note 5 to the condensed consolidated financial statements) compared to the net proceeds of $1,090,200 raised from the issuance of the Series B Convertible Redeemable Preferred Stock and net proceeds of $349,252 raised from the issuance of common stock during 1996.

     In October 1997, the Company entered into a promissory note with ORESA Ventures N.V. in connection with a $2,000,000 loan to the Company. Principal and interest at an annual rate of 13% will be due on January 29, 1999. The proceeds from this loan were used to repay the principal of another loan to the Company which was to mature in November 1997.

     Management believes that the refinancing of the debt along with the Company's equity financing completed during the third quarter of 1997 and the sale of 5% of AIRO to LSG Lufthansa Services/Sky Chefs (see
Note 6 to the condensed consolidated financial statements) should enable the Company to fund its capital obligations and meet its liquidity needs for the next twelve months.

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

                  Pro forma Condensed Combined Balance Sheet
                            As of September 30, 1997

                                    Proportionate                  Pro forma
                      Company         Share of                     Combined
                    (As reported)  Joint Operations  Eliminations  Company

Current assets       $1,640,445      $  327,342     $       -    $1,967,787
Investments in and
 advances to joint
 operations           4,149,952               -      (991,262)    3,158,690
Property and other
 assets, net            419,250         737,044        61,042     1,217,336
                      ---------       ---------      --------     ---------
Total assets         $6,209,647      $1,064,386     $(930,220)   $6,343,813
                      =========       =========      ========     =========

Current liabilities  $2,937,396      $  290,794     $(156,628)   $3,071,562
Stockholders' and
 partners' equity     3,272,251         773,592      (773,592)    3,272,251
                      ---------       ---------      --------     ---------
Total liabilities and
 equity              $6,209,647      $1,064,386     $(930,220)   $6,343,813
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

Item 3. Defaults Upon Senior Securities, None

Item 4. Submission of Matters to a Vote of Security-Holders, None

Item 5. Other Information, None

Item 6. Exhibits and Reports on Form 8-K:

        (a) The following exhibits are filed as part of this Report:

            Exhibit No. Identification of Exhibit

              10.46     Compensatory plan for Robert Knauss, James Goodchild
                         and David Grossman

              10.47     Promissory note agreement with ORESA Ventures N.V.

        (b) The Company filed a Current Report on form 8-K dated August 15, 1997 to satisfy certain continued listing requirements necessary in order to maintain the listing of its common stock on The NASDAQ Small Cap Market.

                         BALTIC INTERNATIONAL USA, INC.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                 (Registrant)


Date:  November 19, 1997                  BY:  /s/ Robert L. Knauss
       ---------------------------             --------------------------
                                               Robert L. Knauss,
                                               Chairman of the Board and
                                                Chief Executive Officer


Date:  November 19, 1997                  BY:  /s/ David A., Grossman
       ---------------------------             --------------------------
                                               David A. Grossman
                                               Chief Financial Officer and
                                                Corporate Secretary


                                  EXHIBIT 10.46


                        Baltic International USA, Inc.
                     1990 Post Oak Boulevard, Suite 1630
                         Houston, Texas  77056-3813
Telephone:  (713) 961-9299                               Fax:  (713) 961-9298



I.  COMPENSATION COMMITTEE - APPROVAL OF STOCK OPTION PLAN

     WHEREAS, the members of the Compensation Committee believe it is in the best interest of BIUSA (the Company) to provide the following stock option plan to the individuals named below, and

     WHEREAS, these named individuals have agreed there will be no salary increase to them through 1998, and

     WHEREAS, this stock option plan will provide an incentive for the named individuals to remain with the company during this time of transition, and

     WHEREAS, this plan requires the individuals to demonstrate their support for the Company.

     NOW THEREFORE THE COMMITTEE APPROVES THE FOLLOWING STOCK OPTION
PLAN;

1.  The plan shall apply to Robert  Knauss, James Goodchild, and David
Grossman.

2. Each of the named individuals shall be granted twice the number of restricted shares from treasury stock of the company, and 4 times the number of qualified stock options for each share of BIUSA stock they purchase within 30 days from the date of approval of the plan.

3. The price of the options and restricted shares shall be determined by the date of the approval of this plan. The restricted shares and options will vest over a two year time frame - 50% will vest in six months, and 50% will vest in 24 months. Shares and options, which have not yet vested, are lost if an employee voluntarily leaves employment or is fired for cause. Vesting is accelerated if the company is sold, or if there is a change of control or change in the officers of the company.

4. Under this plan Robert Knauss and James Goodchild may purchase up to $50,000 in stock, and David Grossman up to $10,000.

5. The appropriate officers of the company are authorized to take all necessary action, and prepare all necessary documents to carry out the purpose and intent of this plan.


Date:   August 25, 1997


/s/ Ted Reynolds                             /s/ Juris Padegs
------------------------                     -------------------------
Ted Reynolds, Chairman                       Juris Padegs


                                             /s/ Morris A. Sandler
                                             -------------------------
                                             Morris Sandler



                                EXHIBIT 10.47



                          PROMISSORY NOTE AGREEMENT

$2,000,000                     October 2, 1997               Houston, Texas


For value received, in the form of a US $2,000,000 loan, BALTIC INTERNATIONAL USA, INC., a Texas Corporation, having its principal office and place of business in Houston, Texas (the Maker) hereby promises to pay to the order of ORESA Ventures N.V., Scharlooweg, 81 at Caracao, Netherlands Antilles (the "Payee") the original principal amount of US $2,000,000 with interest on the unpaid principal of the Note, from the date hereof, at the rate of 13% interest per annum. All payments to be made in lawful money of the United States of America at such place as the Payee may designate. The Maker will apply the proceeds from this Note to the repayment of the principal of the outstanding debt of the Maker under a Note Agreement dated November 11, 1996 to Rauscher, Pierce & Clark, Inc., as agent.

The principal amount and all accrued interest are due and payable on upon maturity. The initial maturity date is August 1, 1998 which is 30 days prior to the maturity date of the Option Agreement between the Maker and Scandinavian Airlines System dated August 16, 1996, as amended October 25, 1996, for all of the shares of Maker in Air Baltic Corporation. The maturity date will be automatically extended to be the date which is 30 days prior to the maturity of the Option Agreement resulting from any extension of the Option Agreement, but no later than February 28, 1999.

Security

The promissory Note is secured by:

 (1) The Option Agreement between the Maker and Scandinavian
Airlines System dated August 16, 1996, as amended October 25, 1996, for all of the shares of Maker in Air Baltic Corporation. The Promissory Note will be paid immediately if the Option Agreement is exercised by either the Maker or Scandinavian Airlines System.

 (2) The Maker's shares of AIRO Catering Services, Ltd., a
British Virgin Islands corporation ("AIRO") less shares equal to a 5% interest in AIRO as these shares will be sold to LSG Lufthansa Service Europa/Afrika GmbH. The Maker and Payee agree that if financing activities of AIRO require a pledge of the AIRO shares by all shareholders of AIRO, the Payee will not reasonably withhold the Maker's AIRO shares from being pledged for such financing of AIRO. In the event that the AIRO shares are released as security from this Note, the principal amount of this Note will be fully collateralized by either the Option Agreement through an increase in the Maker's put value or the Maker will provide a cash or other security agreeable to the Payee for the difference between the principal of the loan and the Maker's put value of the Option Agreement.

Representations and Warranties

The Maker is a corporation duly organized, validly existing, and in good standing under the laws of the State of Texas, and has all requisite corporate powers to own assets and carry on its business as now being or to be conducted.

The Maker warrants and represents that no other pledge or lien exists over the assets mentioned under Security above.

Taxes

All payments payable by the Maker under this agreement shall be paid free of any restriction or condition, free and clear of any withholding tax and without deduction or withholding on account of any other amount.

If the borrower is required by law to make any deduction or withholding on account of any tax from any payment due to the Payee then the Maker will pay the Payee such additional amounts as will result in the receipt of the Payee of the full amount that would otherwise be due.

This Agreement has been duly and validly authorized by all requisite corporate proceedings, and when executed will be a valid and legally binding obligation of the Maker and enforceable against the Maker.

The Maker agrees to pay all expenses incurred by the Payee, including reasonable attorney's fees if this Note is placed in the hands of an attorney for collection.

The Maker will keep all security interests free from any adverse lien, and will immediately notify the Payee of any material change in any of the security interests.

Miscellaneous

The Promissory Note is an obligation of the Maker only, and except for any willful fraud or misconduct, no recourse shall be had for repayments against any shareholder, director or officer of the Maker.

The Note may be prepaid in whole or in part without premium or penalty.

In the event of any default, the principal amount of the loan and all accrued interest may be declared payable.



/s/ Jonas af Jochnick                          /s/ James W. Goodchild
---------------------------                    ---------------------------
ORESA Ventures N.V.                            Baltic International USA, Inc.