Form 10KSB
period 1997-12-31
BALTIC INTERNATIONAL USA INC
filed 1998-04-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the Fiscal Year Ended: December 31, 1997

                                    OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      [NO FEE REQUIRED] for the transition period from ___________ to
___________.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for the year ended December 31, 1997 were $1,136,242.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 27, 1998, based upon the last sales price as reported by Nasdaq, was $3,808,447.

     As of March 27, 1998, there were 15,586,785 shares of Common Stock outstanding.


     Transitional Small Business Disclosure Format (Check one):  Yes  ; No X .



                             TABLE OF CONTENTS
                                                                       Page

PART I
     Item 1.     Description of Business                                 3

     Item 2.     Description of Property                                 6

     Item 3.     Legal Proceedings                                       6

     Item 4.     Submission of Matters to a Vote of Security Holders     6


PART II
     Item 5.     Market for Common Equity and Related Stockholder
                   Matters                                               6

     Item 6.     Management's Discussion and Analysis or Plan of
                   Operation                                             7

     Item 7.     Financial Statements                                   10

     Item 8.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                  10


PART III
     Item 9.     Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act                                         11

     Item 10.     Executive Compensation                                13

     Item 11.     Security Ownership of Certain Beneficial Owners
                   and Management                                       15

     Item 12.     Certain Relationships and Related Transactions        15

     Item 13.     Exhibits and Reports on Form 8-K                      16

SIGNATURES



                                   PART I

Item 1.     DESCRIPTION OF BUSINESS

     Baltic International USA, Inc. (the "Company" or "BIUSA") is a Texas corporation which provides and has provided capital, management, and technical services to start-up and established private companies located primarily in Eastern Europe. In most instances, the Company is directly involved in management, and in all instances assists in allocation of capital either directly from the Company or through the investment of third parties. BIUSA has not taken significant profits, or management fees from these investments. Value is being created to a point where the Company's subsidiaries and joint operations become independent through a separate third party financing or sale to a third party.

     The Company's current subsidiaries and joint operations include:

                         Baltic International USA, Inc.

          Catering          Airlines          Distribution          Cargo

     AIRO Catering       Air Baltic         American          Baltic World Air
      Services 46%        Corporation 8%     Distributing      Freight 100%
     Riga Catering       Baltic Int'l        Company 100%
      Services 20.68%     Airlines 89%
     Baltic Catering
      Services 50%

Note: Percentages reflect the Company's ownership interest as of December 31, 1997.

     In September 1997, the Company elected to focus all new investment and management services on the in-flight catering operations.

AIRO Catering Services

     Management has identified a number of business opportunities presented by in-flight catering due to the lack of international standard kitchens in airports in Eastern Europe and the Newly Independent States. Currently, many Western airlines flying into airports in Eastern Europe and the former Soviet Union back-cater their food -that is, food for both legs of the trip is carried on board from the originating point - increasing food costs and reducing revenue-producing cargo space. The Company sees an opportunity to operate kitchens in Eastern European airports that provide meals to both Western and Eastern European carriers.

     In February 1996, the Company formed AIRO Catering Services ("AIRO") with TOPflight Catering AB ("TOPflight"). TOPflight operates kitchens in Malmo, Gothenburg and Stockholm, Sweden. In this joint operation, the Company contributed its management and operational expertise, part of its interest in Riga Catering Services ("RCS"), market knowledge, knowledge of the regional customer base and labor force for a 51% interest, while TOPflight contributed its technical experience in building in-flight kitchens and its interest in RCS for a 49% interest. During 1997, LSG Lufthansa Services/Sky Chefs ("LSG") purchased 51% of TOPflight.

     In December 1997, the Company entered into a share purchase and shareholder agreement with LSG. The primary purpose of the agreement is to identify AIRO as the vehicle for the development of new LSG in-flight kitchens in Eastern Europe and the Republics of the former Soviet Union. Under the agreement, the Company sold 5% of the stock of AIRO to LSG in return for the LSG commitments and $600,000 in cash. Following the share purchase, the Company controls 46% of AIRO and LSG controls 54%. The agreement provides that the Company will remain as the day-to-day operating partner of AIRO, and AIRO will become part of the worldwide network of LSG in all aspects consistent with other LSG in-flight catering operations.

     In March 1998, the Company transferred its remaining direct interest in RCS of 20.68% to AIRO as part of a capital contribution made by the partners of AIRO. As part of this capital contribution, TOPflight and LSG made their pro rata share contributions consisting of cash of $1,100,000 and services with a value of $197,990.

     AIRO currently operates in Riga, Latvia through Riga Catering Services which was started by the Company, and which caters all carriers serving Riga International Airport including Scandinavian Airlines System Denmark-Norway-Sweden ("SAS"), Lufthansa and Air Baltic. AIRO opened a new kitchen in Tallinn, Estonia in January 1998. AIRO hasfinalized a contract to open an in-flight catering kitchen in Kiev, Ukraine. The contract provides for a 20-year building lease to AIRO with at least five years exclusivity. This kitchen is expected to open by mid 1998.

Riga Catering Services

     On April 2, 1996, the catering operations of Baltic Catering Services ("BCS") were acquired by RCS, previously owned by TOPflight, in exchange for shares in RCS. In March 1998, the Company transferred its remaining direct interest in RCS of 20.68% to AIRO as part of a capital contribution made by the partners of AIRO. RCS is currently owned 58.5% by AIRO and 41.5% by the principals of the Company's partner in BCS.

Baltic Catering Services

     The business of BCS after the transfer of the catering business to RCS is primarily the operation of a restaurant in the Riga Airport. The Company expects to liquidate BCS during 1998.

Air Baltic Corporation

     In 1992, the Company developed Baltic International Airlines ("BIA") - the first independent airline in the former Soviet Union. In October 1995, the Company sold the scheduled passenger service operations of its 49% interest in BIA, to the newly created national airline of Latvia, Air Baltic. Air Baltic is owned 51.07% by the Republic of Latvia, 28.51% by SAS, 8.02% by the Company, 6.2% by SwedFund International AB and 6.2% by Investeringsfonden. SAS is the operator of this airline.

     From its hub at Riga Airport, Air Baltic currently provides regularly scheduled service to and from Copenhagen, Frankfurt, Helsinki, Kiev, London, Minsk, Riga, Stockholm, Tallinn, Vilnius and Warsaw. Additional routes, including Moscow, are planned for 1998.

     Air Baltic operates three AVRO RJ70 and one SAAB 340 aircraft. The AVRO RJ70 has a configuration of 70 seats and the SAAB 340 aircraft has a configuration of 34 single-class seats.

     Air Baltic is pursuing a strategy of operating a fleet of low cost Western aircraft for expansion to the East from its hub in Riga as well as Western Europe. Cockpit, cabin crew, and maintenance personnel have been and are being trained in Western operations. Air Baltic is able to offer passenger service equivalent to service offered by major Western carriers. All flights provide a multi-course meal to business passengers as well as a full selection of newspapers and periodicals.

     Air Baltic has full operational independence on the basis of its own operating licenses and manuals, all of which meet international aviation standards and conform to SAS and FAA standards. Air Baltic provides routine and scheduled servicing and maintenance for its aircraft using its own personnel who have been trained by SAS and have met appropriate certification of the Ministry of Transportation of the Republic of Latvia.

     Management considers the Company's investment in Air Baltic to be a strategic as well as a high-quality financial investment. As an owner in one of the Baltic States' largest and most modern national airlines, the Company is able to leverage its credibility in the pursuit of other business opportunities in the region. In addition, the Company serves as the general sales agent in North America for Air Baltic.

Baltic International Airlines

     The Company currently owns a 89% interest in BIA. BIA currently has no substantive operations. The Company believes that maintaining BIA's airline certification, the goodwill of BIA's debtors and the availability of BIA's tax holiday in Latvia are beneficial to the Company.

American Distributing Company

     American Distributing Company ("ADC") is a wholly-owned subsidiary of the Company. It distributes Millerr, Bartles & Jaymesr, and various staple food products in the Baltic States. This business commenced in December 1995 as a successor to the Company's distribution activities which began in 1993. The Company has a distribution system, offices and a 12 person staff in Riga, Latvia. ADC opened a new office in Vilnius, Lithuania in May 1997.

Baltic World Air Freight

     Through its wholly-owned subsidiary Baltic World Air Freight ("BWAF"), the Company is positioned to take advantage of the growth of air and intermodal transportation in the Baltic States. Currently BWAF has cargo market agreements with Air Baltic and Austrian Airlines.

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

     The business of BIA, and also of Air Baltic, is deemed to be a preferential industry, entitling it to a three-year profit tax holiday beginning the first year in which it generates profits and a 50% reduction in profit taxes for the following two years. To date, Air Baltic and BIA have not generated any profits in any year.

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

Competition

     The Company's business ventures face competition from other companies and individuals who have also recognized the Baltic States and Newly Independent States as a developing market. Air Baltic, as a passenger service carrier, faces competition from other airlines, many of which have longer operating histories, greater name recognition, greater financial resources, more extensive facilities and equipment and better marketing resources. Other businesses that the Company currently operates, or may operate in the future, presently compete and will compete with other entities, many of which may have greater financial, marketing and technical resources.

Employees

     The Company currently employs 3 persons on a full-time basis in the Houston office. The Company has in the past, and will continue in the future, to employ independent contractors and to make extensive use of its outside directors and others as consultants. Air Baltic currently employs approximately 200 persons on a full time basis, including pilots, mechanics, cabin crews, airport services and administrative personnel. AIRO employs 35 persons, RCS employs an aggregate of approximately 60 persons, BWAF employs 5 persons and ADC employs 12 persons. None of the employees of the Company and its subsidiaries and joint operations are represented by a labor organization. The Company believes its relationships with all of these employees are satisfactory.

Item 2.     DESCRIPTION OF PROPERTY

     The Company leases approximately 3,500 square feet of office space in Houston, Texas for a monthly rental of approximately $3,000. Air Baltic, BWAF, ADC, BCS and RCS each lease office space at Riga International Airport. AIRO leases space in Stockholm, Sweden. The Company believes that its facilities are adequate for its current operations. The facilities of the Company's other business ventures are satisfactory for current purposes.

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


                            1997                       1996

                      High         Low           High           Low

First Quarter       $0.750       $0.375         $2.875        $1.000
Second Quarter       0.500        0.375          2.750         0.813
Third Quarter        1.031        0.375          1.156         0.563
Fourth Quarter       0.656        0.344          1.188         0.344

     On March 27, 1998, the last sales price for the Common Stock was $0.531, and the Company believes there were approximately 1,000 beneficial holders of its Common Stock.

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

     In February 1998, the new listing requirements for Nasdaq became effective. There are several aspects to the new requirements: the Company must be current on all SEC reports, have an independent auditor, have at least two outside directors, have an independent audit committee, etc. The Company meets all of the new rules except for a provision requiring the common stock to be traded at a bid price above $1.00 for at least 10 days in the most recent 90 days. The Company has received an extension until May 28, 1998 to meet this requirement. If this requirement is not met by then, the Company would be delisted from the Nasdaq Small Cap Market and would then be traded on the Bulletin Board maintained by the NASD.


Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

     In 1996 and 1997, the Company continued its strategy of making investments in businesses in the Baltic States and further developing its existing activities in such region.

     In September 1997, the Company shifted its focus to concentrate on its in-flight catering operations.

     In February 1996, the Company and TOPflight contributed their interests in Riga Catering Services to form AIRO Catering Services in exchange for a 51% interest and 49% interest respectively in AIRO. AIRO was formed to build and acquire catering kitchens in Eastern Europe and the former Soviet Union. In April 1997, LSG purchased a 51% interest in TOPflight. In December 1997, the Company entered into an agreement to sell 5% interest in AIRO to LSG in return for LSG commitments and $600,000 in cash. Following the share purchase transaction with LSG, the Company controls 46% of AIRO and LSG controls 54%.

     In January 1996, the Company sold 12% of Air Baltic stock to SAS for $1.7 million in cash and the assumption by SAS of the remaining subordinated debt obligation of the Company to Air Baltic. The Company retains an 8.02% interest in Air Baltic.

     The Company's revenues have historically been derived from its equity in the net income of its joint operations; fees for management services rendered pursuant to a management agreement between BIA and the Company; and commissions due from sales of airline tickets under the agreement between Air Baltic and the Company. A significant portion of the operational activities of the Company are reflected in the net equity in earnings and losses of joint operation investments, as the Company uses the equity method to record its interest in its joint operations owned 50% or less or greater than 50% owned companies in which the Company does not have control. The Company's interests relating to joint operation activities resulted in income of $361,688 for 1997 and a loss of $391,918 for 1996.

     Current Latvian law does not restrict the repatriation of cash to foreign participants in joint operations and recent amendments to the Latvian foreign investment law have reaffirmed the structure permitting repatriation of profits. However, there can be no assurances that repatriation of profits in the future will not be restricted. Since the Company's joint operations currently generate revenues in United States dollars or in other major currencies, repatriation of cash has not been historically affected by exchange rate differentials between the Latvian Lat and the United States dollar.

Results of Operations

     Years Ended December 31, 1997 and 1996. Revenues for 1997 decreased by $177,015, or 13%, to $1,136,242 compared to $1,313,257 for 1996. This decrease is due to decreases in freight revenue and net equity in earnings of catering operations, partially offset by an increase in food distribution revenue. The decrease in freight revenue is due to a shift in the frequency of destinations flown by Air Baltic, which now include code share arrangements with other airlines of some destinations. The decrease in net equity in earnings of joint operations is principally due to the start-up costs associated with AIRO's headquarters. The increase in food distribution revenue is due to the sale of beer products to distributors in countries other than Latvia.

     Operating expenses decreased 32% to $1,904,689 for 1997 compared to $2,812,962 for 1996. This decrease was due to a decrease in costs related to freight, personnel and consulting and net equity in losses of BIA, partially offset by an increase in food distribution costs and general and administrative expenses. The decrease in cost of freight revenue results from lower freight revenue in 1997 as compared to 1996. The decrease in the net equity in losses of BIA is due to no reserve being required in 1997 on the investment in BIA similar to the reserve of $812,385 for 1996.

     As a result of the changes in revenues and expenses discussed above, the operating loss for the Company decreased 49% to $768,447 for 1997 from $1,499,705 for 1996. The Company had a net loss (including interest expense and non-recurring gains discussed below) of $798,458 for 1997 compared to a net loss of $1,248,543 for 1996.

     Interest expense increased by $375,713 or 285% to $507,747 for 1997 from $132,034 in 1996, reflecting the increased interest costs and amortization of debt costs and discount for borrowings incurred during the second and fourth quarters of 1996. This interest expense is related to debt used for a capital contribution to Air Baltic and the expansion of the Company's activities.

     Interest income increased to $32,450 for 1997 from $3,800 for 1996.
This increase is due primarily to interest earned on loans to AIRO and the temporary investment of excess cash from financing activities in 1997 with no such interest in 1996.

     In December 1997, the Company sold 5% of the stock of AIRO to LSG for certain LSG commitments and $600,000 in cash. A gain of $569,926 was recognized on this sale.

     On January 10, 1996, the Company sold 12% of the common stock of Air Baltic to SAS for $1.7 million in cash and the assumption by SAS of the Company's future debt funding obligation to Air Baltic of $2,175,000. SAS assumed and funded the Company's share of the subordinated debt after agreement of the terms of the share purchase were reached in January 1996. A gain of $297,200 was recognized on this sale. The Company retains an 8.02% interest in Air Baltic.

      The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations other than Air Baltic using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interests in Air Baltic, BIA and LAMCO are accounted for using the cost method. The following table presents a pro forma condensed combined statement of operations of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

            Pro forma Condensed Combined Statement of Operations
                For the Year Ended December 31, 1997

                                           Proportionate
                                              Share of                  Pro forma
                                Company         Joint                   Combined
                             (As reported)   Operations   Eliminations  Company
Operating revenues             $1,136,242    $1,251,768    $(361,688)    $2,026,322
Operating expenses              1,904,689       928,731            -      2,833,420
                               ----------    ----------    ---------     ----------
Income (loss) from operations    (768,447)      323,037     (361,688)      (807,098)
Other income (expense)            (30,011)        2,484            -        (27,527)
                               ----------    ----------    ---------     ----------
Income (loss) before
  income taxes                   (798,458)      325,521     (361,688)      (834,625)
Provision for income taxes              -       (36,167)           -        (36,167)
                               ----------    ----------    ---------     ----------
Net income (loss)              $ (798,458)   $  361,688    $(361,688)    $ (798,458)
                               ==========    ==========    =========     ==========

     Year 2000 System Requirements. The Company is performing an analysis of its systems in order to determine the impact of year 2000 issues. Management is unable to predict at this time the full impact year 2000 issues will have on the Company's operations or future financial condition. However, the Company does not expect that such costs to modify its programs and systems will be material to its financial condition or results of operations. The Company does not currently have information concerning the year 2000 compliance of its suppliers and customers. In the event the Company's major suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's operations could be adversely affected.

Liquidity and Capital Resources

     At December 31, 1997 the Company had working capital of $693,699 compared to a working capital deficit of $2,300,157 at December 31, 1996. The increase in working capital is due primarily to the refinancing of $2,000,000 of debt which now matures in January 1999. The Company had stockholders' equity of $3,263,200 at December 31, 1997.

     Net cash used by operating activities was $1,136,596 for 1997, compared to $2,082,722 for 1996. The decrease in cash used by operating activities in 1997 was primarily due to decreases in the net loss and payments for commitments on guarantees on BIA liabilities as most of these liabilities were repaid on 1996. Net cash used by investing activities was $93,014 for 1997, compared to $834,100 for 1996. The decrease in cash used by investing activities was attributable to the decrease in advances made to BIA partially offset by the decrease in the proceeds from the sale of assets. Net cash provided by financing activities was $1,811,357 for the 1997, compared to $3,161,827 for 1996 due to a decrease in financing requirements.

     The Company's consolidated balance sheet included elsewhere herein presents the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interests in Air Baltic, BIA and LAMCO are accounted for using the cost method. The following table presents a pro forma condensed combined balance sheet of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's financial condition since the majority of the Company's underlying investment in its joint operations consists of net current assets.

                Pro forma Condensed Combined Balance Sheet
                           As of December 31, 1997



                                    Proportionate
                                      Share of                  Pro forma
                        Company         Joint                   Combined
                      (As reported)  Operations   Eliminations  Company

Current assets          $1,446,643   $  363,984   $  (20,081)    $1,790,546
Investments in and
  advances to joint
  operations             4,316,168            -   (1,000,641)     3,315,527
Property and other
assets, net                253,333    1,526,562       80,986      1,860,881
                        ----------   ----------   ----------     ----------
Total assets            $6,016,144   $1,890,546   $ (939,736)    $6,699,954
                        ==========   ==========   ==========     ==========

Current liabilities     $  752,944   $1,547,891   $ (597,081)    $1,703,754
Long-term debt           2,000,000            -            -      2,000,000
Stockholders' and
  partners' equity       3,263,200      342,655     (342,655)     3,263,200
                        ----------   ----------   ----------     ----------
Total liabilities and
  equity                $6,016,144   $1,890,546    $(939,736)    $6,966,954
                        ==========   ==========   ==========     ==========

     The Company has financed its growth primarily from the issuance of stock and borrowings. During 1997 and 1996, the Company borrowed an aggregate principal amount of $2,540,000 and $2,510,000, respectively, including bridge financing and bank debt. The majority of the borrowings for 1996 consisted of a loan in the amount of $2,000,000 that the Company entered into in November 1996. This loan was refinanced in October 1997 with a shareholder and is now due in January 1999 and is secured by an option agreement that the Company entered into with SAS during 1996 in which the Company has the right to put the shares that it owns of Air Baltic to SAS for $2,144,333 during the period from June 1, 1997 to February 28, 1999. Under this option agreement, SAS has the right to call the Company's Air Baltic shares for a price ranging from $3,329,962 to $5,089,012 during the same period. During 1997 and 1996, the Company issued 7,000,000 and 169,149 shares of Common Stock, respectively, for net proceeds of an aggregate of $2,510,501 and $93,537, respectively, pursuant to private sales and the exercise of outstanding stock options. Additionally in 1997 and 1996, the Company issued 623,128 and 410,929 shares of Common Stock, respectively, for payment of accounts payable of $317,763 and $401,001 respectively. In February and March 1996, the Company issued 50 shares of Series B Convertible Redeemable Preferred Stock for net proceeds of $1,090,200.

     In connection with the private placements in 1997, the Company issued warrants to purchase 6,800,000 shares at an exercise price of $0.65 per share of Common Stock, which warrants are currently exercisable and expire in August 2002. In connection with the subscription agreements for private placements for 6,250,000 of these shares sold, the shareholders have declared their intentions not to offer for resale the shares for at least 24 months from the date of purchase.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs for the next 12 months. It is not expected that the internal sources of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. There can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all, in the future. In April 1998, the Company obtained a line of credit in the aggregate of $800,000 from two shareholders to provide additional liquidity. This line of credit matures on December 31, 1999 and any outstanding balance will bear interest at a rate of 13%. The Company does not anticipate needing to draw on this line of credit in 1998.

     The Company advanced $15,866 and $2,980,009 to BIA during the years ended December 31, 1997 and 1996, respectively. The Company does not anticipate any further advances to BIA which would adversely impact earnings. The Company may convert advances to increase its percentage ownership of BIA, if appropriate. In March 1997, the Company's Latvian partner in BIA agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. In May 1997, the Company capitalized $6.3 million of BIA's debt to the Company which was previously reserved by the Company. BIA will assign the promissory note from the Latvian partner to the Company.
Management believes that the Latvian partner's contribution will be made during 1998. The Company has agreed with the Latvian partner that it will forgive the promissory note of the Latvian partner in exchange for the transfer of the Latvian partner's ownership in BIA. BIA will then become a wholly owned subsidiary of the Company.

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


                                 PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table gives certain information with respect to the executive officers and directors of the Company:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (3)     67     Chairman of the Board and Chief Executive
                                      Officer, Director - Class III
     James W. Goodchild (4)   42     President and Chief Operating Officer and
                                      Director - Class II
     David A. Grossman        34     Chief Financial Officer and Corporate
                                      Secretary
     Homi M. Davier (1)       49     Director - Class I
     Paul R. Gregory (2)      57     Director - Class I
     Adolf af Jochnick (1)    68     Director - Class II
     Jonas af Jochnick (3)    60     Director - Class III
     Juris Padegs (1)(3)      66     Director - Class III
     Ted Reynolds (2)         67     Director - Class II
     Morris Sandler (2)       51     Director - Class I
___________________________
(1)     Member of the Audit Committee.
(2)     Member of the Compensation Committee.
(3)     Member of the Nominating Committee.
(4) Mr. Goodchild resigned as President and Chief Operating Officer in March 1998. He remains as a director of the Company.

     Mr. Knauss has served as chief executive officer since January 1994. Mr. Knauss served as Dean of the University of Houston Law Center from 1981 through December 1993. He was formerly Dean of the Vanderbilt Law School. He was involved in establishing the relationship between the University of Houston Law Foundation and the former Soviet Union in 1991 whereby the University of Houston Law Foundation assisted the former Soviet Union in creating the Petroleum Legislation Project. He has served as a director of Equus II, Inc. since 1984 and as one of the two United States directors for the Mexico Fund since 1985. He was elected as a director of Philip Services Corp. in 1997 following the merger of Allwaste, Inc. and Philip Services Corp. Securities of the Mexico Fund, Philip Services Corp. and Equus Investments, Inc. are registered under the Exchange Act. Mr. Knauss is a graduate of Harvard University and the University of Michigan Law School. Mr. Knauss has traveled extensively to the former Soviet Union.

     Mr. Goodchild has been senior credit officer of AMRESCO Builders
Group, Inc. since March 1998. He served as president of the Company from September 1997 and as chief operating officer of the Company from October 1994 until March 1998. He served as chief financial officer of the Company from September 1993 until September 1997. Mr. Goodchild served as the Company's vice president of finance and development from July 1992 to August 1993. From August 1989 through June 1992, Mr. Goodchild attended the University of Houston where he acquired a B.A. degree in Russian and Soviet Studies, and a B.A. degree in International Relations. He is fluent in Russian. Mr. Goodchild was project administrator of the Russian Petroleum Legislation Project from July 1992 to December 1992. From 1984 to March 1989, he was employed with MCorp, formerly a Dallas-based bank holding company, where he served as senior vice president and manager of credit administration of MCorp's Collection Bank. Additionally, Mr. Goodchild acquired a B.S. degree in finance from the University of Houston in 1978.

     Mr. Grossman has served as chief financial officer since September 1997 and as corporate secretary since December 1996. He served as comptroller from November 1995 until September 1997. From 1985 to 1995, he was an audit senior manager for Deloitte & Touche LLP. Mr. Grossman was certified as a CPA in 1986. Mr. Grossman graduated from Indiana University in 1985 with a B.S. degree in accounting.

     Mr. Davier served as president of the Company from March 1991 until August 1995. Mr. Davier has served as a director and as the Company's managing director to BIA from June 1991 to August 1995. He served as senior traffic assistant of Air India from 1971 to 1975, and assisted in the start-up of Gulf Air in Oman from 1975 to 1978 and in the start-up of the Middle Eastern operations of Air Bangladesh and Sabena Belgian Airlines from 1978 to 1980. Mr. Davier has served as chairman of the board and president of Capricorn Travel and Tours, Inc. since April 1983. He is the founder and president of Capricorn Computers, established in 1985, which developed and markets the Capri 2020, a revenue accounting and management report system for travel agencies. He has been chief executive officer of Travel Stop, a Houston-based retail travel outlet, since 1990. Mr. Davier graduated from Hislop College in Nagpur, India.

     Dr. Gregory served as treasurer, on a part-time basis, of the Company since its inception in March 1991 until August 1995. Dr. Gregory is the Cullen Professor of Economics and Finance at the University of Houston where he has been a faculty member since 1972. He was involved in creating the Petroleum Legislation Project with Russia and he served as project coordinator of the Russian Securities Project in conjunction with the Russian State Committee for Property Management and the various Russian stock exchanges. He serves as advisor to a number of major United States corporations on their Russian business activities, and has been active in the former Soviet Union for 25 years. He has served as chairman of the board of Amsovco International Consultants, Inc. since 1988. He has also served as a consultant to the World Bank. Dr. Gregory graduated from Harvard University with a Ph.D. in economics and is fluent in Russian and German. Dr. Gregory is the author of a text on the Soviet and Russian economies.

     Mr. Adolf af Jochnick, an American citizen, has been general counsel of Oriflame International, S.A. since 1990. He is admitted to the Bar in New York and Connecticut. Mr. Jochnick holds an LLB from Harvard Law School, an MA from the University of Kansas and a BA from the University of Stockholm, Sweden.

     Mr. Jonas af Jochnick, a Swedish citizen, has been chairman of the board and chief executive officer of ORESA Ventures S.A., a venture capital company concentrating on Eastern Europe and listed on the Stockholm stock exchange, since January 1995. Since June 1990, he has been chairman of the board and chief executive officer of Oriflame Eastern Europe, S.A. and vice chairman of Oriflame International S.A. The two Oriflame companies both manufacture cosmetic and skin care products which are marketed on a global basis. Oriflame International is listed on the London Stock exchange. Mr. Jochnick holds a law degree from the University of Stockholm, Sweden and an MBA from Harvard Business School.

     Mr. Padegs served as a managing director of Scudder, Stevens & Clark, an international investment and management firm from 1985 to 1996, has been employed with Scudder, Stevens & Clark since 1964 and is now Advisory Managing Director at that firm. He is the chairman and director of the Korea Fund and the Brazil Fund. He was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University. Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic American Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States.

     Mr. Reynolds has been president of Houston Grain Company since 1983 and vice president of Mid-America Grain Commodities since 1976. He also formed and is owner of Red River Grain Company. He is actively involved in various international business transactions. Mr. Reynolds is a graduate of Texas Christian University.

     Mr. Sandler is a principal of Pennwood Capital Corporation, a venture capital investment and management firm. He has been a consultant to Global TeleSystems Group, Inc. ("GTS"), an independent telecommunications company in Russia, since 1995. Prior to that, he served as executive vice president from February 1994 to November 1995 and acting chief operating officer from April 1993 to February 1994 of GTS. From 1990 to 1994, he was an employee of Alan B. Slifka and Company. Mr. Sandler received a B.A. degree from Cornell University in 1969, and an M.B.A. from the University of Chicago Graduate School of Business in 1976.

     Directors are divided into three classes with three directors in each class. The Class I directors hold office until the 1998 Annual Meeting of Shareholders, the Class II directors hold office until the 1999 Annual Meeting of Shareholders, and the Class III directors hold office until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified. The Audit Committee reviews and reports to the Board on the financial results of the Company's operations and the results of the audit services provided by the Company's independent accountants, including the fees and costs for such services. The Compensation Committee reviews compensation paid to management and recommends to the Board of Directors appropriate executive compensation. The Nominating Committee selects director nominees for election to the Board of Directors. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company, except for Jonas af Jochnick and Adolf af Jochnick who are brothers.

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation and reimbursement of out-of-pocket expenses to attend board meetings. In December 1996, Messrs. Davier, Gregory, Padegs, Reynolds and Sandler each received options to purchase 5,000 shares of Common Stock at a price of $0.8125 per share. Such options expire in December 2001. In December 1997, Adolf af Jochnick and Jonas af Jochnick each received options to purchase 10,000 shares of common stock at a price of $0.40625 per share and Messrs. Davier, Gregory, Padegs, Reynolds and Sandler each received options to purchase 5,000 shares of common stock at a price of $0.40625 per share. Such options expire in December 2002.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in the Company's common stock. The Company believes that during the fiscal year ended December 31, 1997 all such filing requirements were satisfied.

Item 10.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the chief executive officer and the only other executive officer of the Company who received total annual salary and bonus for the fiscal year ended December 31, 1997 in excess of $100,000:

                          Summary Compensation Table


                                                                      Long-Term Compensation

                                     Annual Compensation (1)                       Securities
                                                                                   Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         1997     $120,000   $     0          $0       $51,616 (4)     244,700 (4)
 Chief Executive       1996      120,000         0           0             0               0
  Officer              1995      120,000    75,000 (2)       0             0         125,000 (5)

James Goodchild,       1997     $120,000   $     0     $     0       $30,375 (4)     144,000 (4)
 Chief Operating and   1996      120,000   $     0      13,333 (3)         0               0
Financial Officer      1995      120,000    50,000 (2)       0             0         140,000 (5)

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) The bonus for 1995 consists of cash payments of $37,500 and $25,000 and the issuance of 25,000 and 16,667 shares of the Company's common stock to Messrs. Knauss and Goodchild, respectively.
 (3) Other compensation for Mr. Goodchild in 1996 consists of payment of the exercise price by the Company on options that were exercised.
 (4) In August 1997, the Company granted 122,350 and 72,000 shares of the Company's common stock and 244,700 and 144,000 options to Messrs. Knauss and Goodchild, respectively, for services to be rendered. Half of the shares and options were vested in February 1998 and the remaining half vest in August 1999.
 (5) Of these options and warrants, 35,000 and 50,000 stock options were originally granted in October 1994 to Messrs. Knauss and Goodchild, respectively, at an exercise price of $2.875 per share. In August 1995, these options were repriced at $1.125 per share.

Stock Options

     In September 1992, the Company adopted its 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The Plan is administered by the compensation committee of the Company's Board of Directors. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of the date of this Annual Report, options to purchase an aggregate of 1,072,366 shares were outstanding under the Plan.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options and warrants during 1997. These options and warrants for each executive officer are exercisable in February 1998 and the remaining half are exercisable in August 1999.

                    Option/Warrant Grants in Last Fiscal Year

                      Number of          % of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price
Name                   Granted              1996          Per Share      Expiration Date
Robert L. Knauss      244,700             51.33          $0.421875        August 2004
James W. Goodchild    144,000             30.21          $0.421875        August 2004
David A. Grossman      88,000             18.46          $0.421875        August 2004

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 1996 and the stock option and warrant values as of December 31, 1997.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 1997     December 31, 1997
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       165,500/244,700            $0/$0
James W. Goodchild  13,334           0       147,000/144,000            $0/$0
David A. Grossman        0           0       113,000/88,000             $0/$0

     The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.


Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 27, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of the Company's outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner (1)                Number                Percent
Jonas af Jochnick                       12,510,000  (2)            57.26
Citibank (Switzerland)                   1,000,000                  6.47
Robert L. Knauss                         1,094,288  (3)             6.84
Paul R. Gregory                            894,557  (4)             5.60
Homi M. Davier                             640,180  (5)             4.06
James W. Goodchild                         472,034  (6)             2.98
Juris Padegs                               311,252  (7)             1.98
David A. Grossman                          131,667  (8)             0.84
Morris A. Sandler                          130,000  (9)             0.83
Ted Reynolds                                81,000 (10)             0.52
Adolf af Jochnick                           10,000 (11)             0.06
All directors and executive officers
  as a group  (10 persons)              16,274,979 (12)            69.42

(1) The business address of each individual is the same as the address of the Company's principal executive offices except for Mr. Jonas af Jochnick whose business address is Place Flagey 7, bte 7, 1050 Brussels, Belgium; Citibank (Switzerland) whose business address is P. O. Box 244, Zurich, Switzerland CH-8021; Mr. Padegs whose business address is 345 Park
Avenue, New York, New York  10154; Mr. Reynolds whose business address is
1300 Post Oak Boulevard, Suite 770, Houston, Texas 77056; Mr. Sandler whose business address is 477 Madison Avenue, 8th Floor, New York, New
York 10022; and Mr. Adolf af Jochnick whose business address is P.O. Box
71859, West Hartford, Connecticut  06127.
 (2) Includes an aggregate of 6,260,000 shares subject to warrants and options which are currently exercisable. Celox S.A., which is 100% owned by Jonas af Jochnick, owns 2,500,000 shares and 2,500,000 warrants. ORESA Ventures, N.V., an affiliate of Mr. Jochnick, owns 3,750,000 shares and 3,750,000 warrants.
 (3) Includes an aggregate of 422,259 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable. Excludes an aggregate of 183,525 shares subject to options which are not currently exercisable and shares to be issued for services to be rendered.
 (4) Includes an aggregate of 379,188 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
 (5) Includes an aggregate of 174,013 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
 (6) Includes an aggregate of 72,763 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable. Excludes an aggregate of 108,000 shares subject to options which are not currently exercisable and shares to be issued for services to be rendered.
 (7) Includes 133,811 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
 (8) Includes 69,000 shares subject to options which are currently exercisable. Excludes an aggregate of 66,000 shares subject to options which are not currently exercisable and shares to be issued for services to be rendered.
 (9) Includes 105,000 shares subject to options and warrants which are currently exercisable.
(10) Includes 31,000 shares subject to options and warrants which are currently exercisable.
(11) Includes an aggregate of 10,000 shares subject to options which are currently exercisable.
(12) Includes an aggregate of 7,857,035 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable. Excludes an aggregate of 357,525 shares subject to options which are not currently exercisable and shares to be issued for services to be rendered.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1996, Mr. Knauss loaned an aggregate of $250,000 to the Company bearing interest at a rate of 14% per annum, which was repaid in September 1997. In connection with this loan, Mr. Knauss received a warrant to purchase 25,000 shares of Common Stock at an exercise price of $0.75 per share, which warrant became exercisable in May 1996 and expires in May 2001. Mr. Knauss has received renewal fees aggregating $25,000 for renewals of this loan. In May 1997, Mr. Knauss advanced an aggregate of $10,000, bearing interest at a rate of 12% per annum, which was repaid in August 1997. In connection with this advance, the Company issued Mr. Knauss warrants to purchase an aggregate of 1,000 shares of common stock at a price of $0.50 per share, which warrants are currently exercisable and expire in May 2002.

     In May 1997, Mr. Gregory and the Gregory Family Partnership advanced an aggregate of $10,000, bearing interest at a rate of 12% per annum, which was repaid in August 1997. In connection with this advance, the Company issued Mr. Gregory and the Gregory Family Partnership warrants to purchase an aggregate of 1,000 shares of common stock at a price of $0.50 per share, which warrants are currently exercisable and expire in May 2002.

     In October 1996, Mr. Padegs advanced an aggregate of $10,000, bearing interest at a rate of 12% per annum, which was repaid in August 1997. In connection with this advance, the Company issued Mr. Padegs warrants to purchase an aggregate of 1,000 shares of common stock at a price of $0.5625 per share, which warrants are currently exercisable and expire in October 2001. In May 1997, Mr. Padegs advanced an aggregate of $10,000, bearing interest at a rate of 12% per annum, which was repaid in August 1997. In connection with this advance, the Company issued Mr. Padegs warrants to purchase an aggregate of 1,000 shares of common stock at a price of $0.50 per share, which warrants are currently exercisable and expire in May 2002.

     In May 1997, Mr. Reynolds advanced an aggregate of $10,000, bearing interest at a rate of 12% per annum, which was repaid in August 1997. In connection with this advance, the Company issued Mr. Reynolds warrants to purchase an aggregate of 1,000 shares of common stock at a price of $0.50 per share, which warrants are currently exercisable and expire in May 2002.

          In December 1994, Mr. Knauss guaranteed a $50,000 bank loan to the Company. The balance of the loan is $8,711 at December 31, 1997 and was repaid in January 1998.

          In July 1997, ORESA Ventures N.V., an affiliate of Jonas af Jochnick, advanced $500,000 to the Company, bearing interest at a rate of 13% per annum. This loan was repaid in September 1997.

     In August and September 1997, Celox S.A., an affiliate of Jonas af Jochnick, purchased an aggregate of 2,500,000 shares of Common Stock for $1,000,000. In connection with this private placement, the Company issued warrants to purchase 2,500,000 shares of Common Stock at an exercise price of $0.65 per share, which warrants are currently exercisable and expire in August 2002. Additionally in August and September 1997, ORESA Ventures N.V. purchased an aggregate of 3,750,000 shares of Common Stock for $1,500,000. In connection with this private placement, the Company issued warrants to purchase 3,750,000 shares of Common Stock at an exercise price of $0.65 per share, which warrants will be currently exercisable and expire in August 2002.

     In October 1997, ORESA Ventures N.V. advanced $2,000,000 to the Company, bearing interest at a rate of 13% per annum. Principal and interest are due at the maturity date of January 29, 1999.

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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit No.     Identification of Exhibit

     2.1(2)-     Plan and Agreement of Recapitalization
     3.1(a)(2)-  Restated Articles of Incorporation
     3.1(b)(2)-  Amended Articles of Incorporation
     3.1(c)(2)-  Articles of Correction
     3.2(2)-     Bylaws
     3.3(2)-     Statement of Resolution Establishing and Designating a Series
                 of Shares of the Company, Series A Cumulative Preferred Stock,
                 $10.00 par value
     3.4(5)-     Certificate of Elimination of Shares Designated as Series A
                 Cumulative Preferred Stock
     3.5(5)-     Certificate of the Designation, Preference, Rights and
                 Limitations of Convertible Redeemable Series A Preferred Stock
     4.1(2)-     Common Stock Specimen
    10.3(4)-     1992 Equity Incentive Plan, as amended
    10.4(2)-     Employment Agreement between the Company and Robert L. Knauss
    10.7(2)-     Baltic International Airlines Joint Venture Limited Liability
                 Company Agreement between the Latvian Civil Aviation Board and the Company
    10.8(2)-     Protocol No. 1 dated July 1991
    10.9(2)-     Protocol No. 4 dated May 9, 1992
    10.10(2)-    Protocol No. 5 dated July 21, 1992
    10.11(2)-    Protocol No. 6 dated February 5, 1993
    10.12(2)-    Settlement Agreement between the Company and Latvian Airlines and Ministry of Transportation of the Republic of Latvia
    10.14(2)-    Baltic Catering Limited Liability Company Agreement between the Company and ARVO, Ltd.
    10.34(3)-    Memorandum of Understanding between the Company, BIA and SAS
    10.35(3)-    Loan Agreement with Charter Bank
    10.36(6)-    Air Baltic Joint Venture Agreement
    10.38(8)-    Articles of Incorporation of LAMCO
    10.40(8)-    Amendment to Air Baltic Joint Venture Agreement
    10.41(7)-    Share Purchase Agreement with SAS
    10.42(1)-    AIRO Catering Services Joint Venture Agreement
    10.43(9)-    Riga Catering Services Shareholders' Agreement
    10.44(8)-    Amendment to Articles of Incorporation of LAMCO
    10.45(8)-    Statement of the Designation, Preferences, Rights and
                 Limitations of Series B Convertible Redeemable Preferred
                 Stock, as amended
    10.46(11)-   Compensatory Plan for Robert Knauss, James Goodchild and
                 David Grossman
    10.47(11)-   Promissory Note Agreement with ORESA Ventures N.V.
    16.2(10)-    Letter on Change in Certifying Accountant
_____________________

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

(8) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-860), and incorporated herein by reference thereto.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference thereto.

(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 30, 1996, and incorporated herein by reference thereto.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, and incorporated herein by reference thereto.

(b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1997.



                         BALTIC INTERNATIONAL USA, INC.

                         INDEX TO FINANCIAL STATEMENTS
                                                                  Page

Report of independent public accountants                           F-2

Consolidated balance sheets at December 31, 1997 and 1996          F-3

Consolidated statements of operations for the years ended
     December 31, 1997 and 1996                                    F-4

Consolidated statements of stockholders' equity for the years
     ended December 31, 1997 and 1996                              F-5

Consolidated statements of cash flows for the years ended
     December 31, 1997 and 1996                                    F-7

Notes to consolidated financial statements                         F-8



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Baltic International USA, Inc.

We have audited the accompanying consolidated balance sheets of Baltic International USA, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has funded operating cash deficits and investments through financing activities. During 1997, the Company received net proceeds of $2,510,501 from the issuance of common stock, and in April 1998, the Company obtained a line of credit to provide additional liquidity to the Company which management believes, although not assured, will allow the Company to meet its operating and capital needs for the next twelve months.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Houston, Texas
April 15, 1998



                            BALTIC INTERNATIONAL USA, INC.
                             Consolidated Balance Sheets



                                               December 31,      December 31,
                                                   1997               1996
                                               (unaudited)         (audited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                     $   965,992         $ 384,245
 Accounts receivable:
  Trade                                            135,109            43,810
  Affiliates                                       138,125                 -
 Inventory                                         195,971            47,741
 Prepaids and deposits                              11,446           166,362
                                                ----------        ----------
    Total current assets                         1,446,643           642,158
                                                ----------        ----------
PROPERTY AND EQUIPMENT, net                         12,836            18,182
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS   4,316,168         3,446,775
OTHER ASSETS                                        31,649           233,791
GOODWILL, NET                                      208,848           238,308
                                                ----------        ----------
    Total assets                               $ 6,016,144       $ 4,579,214
                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities        $ 669,233         $ 436,760
 Short-term debt, net                               83,711         2,285,597
 Commitments for guarantees on BIA liabilities           -           146,375
 Other current liabilities                               -            73,583
                                                ----------        ----------
    Total current liabilities                      752,944         2,942,315
LONG-TERM DEBT TO A SHAREHOLDER                  2,000,000                 -
                                                ----------        ----------
    Total liabilities                              752,944         2,942,315
                                                ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Warrants                                        1,306,610                 -
 Preferred stock:
  Series A, convertible, $10 par value,
    499,930 shares authorized, 123,000 shares
    issued and outstanding                       1,230,000         1,230,000
  Series B, convertible, $10 par value,
    $25,000 stated value,  70 shares
    authorized, 16 and 34 shares issued and
    outstanding                                    400,000           850,000
 Common stock, $.01 par value, 20,000,000
    shares authorized, 15,502,792 and
    7,302,108 shares issued and 15,460,348
    and 7,302,108 shares outstanding               155,028            73,021
 Additional paid-in capital                     11,687,809         9,905,403
 Accumulated deficit                           (11,495,707)      (10,421,525)
 Treasury stock, at cost                           (20,540)                -
                                                ----------        ----------
    Total stockholders' equity                   3,263,200         1,636,899
                                                ----------        ----------
    Total liabilities and stockholders' equity $ 6,016,144       $ 4,579,214
                                                ==========        ==========

     See accompanying notes to consolidated financial statements.



                       BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Operations


                                                    Year Ended December 31,

                                                    1997              1996
REVENUES:
  Freight revenue                               $   225,680       $   557,057
  Food distribution                                 470,874           276,733
  General sales agency revenue                       78,000            59,000
  Net equity in earnings of joint operations        361,688           420,467
                                                -----------       -----------
       Total operating revenues                   1,136,242         1,313,257
                                                -----------       -----------

OPERATING EXPENSES:
  Cost of revenue:
    Freight                                         155,331           301,665
    Food distribution                               452,379           213,044
  Personnel and consulting                          671,515           965,560
  Legal and professional                            109,729            91,900
  Other general and administrative                  515,735           428,408
  Reserve of investment in BIA                            -           812,385
                                                -----------       -----------
    Total operating expenses                      1,904,689         2,812,962
                                                -----------       -----------

LOSS FROM OPERATIONS                               (768,447)       (1,499,705)
                                                -----------       -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (507,747)         (132,034)
  Interest income                                    32,450             3,800
  Gain on sale of assets                            569,926           297,200
  Other income (expense)                           (124,640)           97,890
                                                -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                        (30,011)          266,856
                                                -----------       -----------

LOSS BEFORE INCOME TAXES                           (798,458)       (1,232,849)

INCOME TAX EXPENSE                                        -           (15,694)
                                                -----------       -----------
NET LOSS                                        $  (798,458)      $(1,248,543)
                                                -----------       -----------


LESS PREFERRED DIVIDENDS                           (275,724)         (210,743)
                                                -----------       -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS    $(1,074,182)      $(1,459,286)
                                                ===========       ===========



LOSS PER SHARE AMOUNTS:
Basic                                           $     (0.11)      $     (0.23)
Diluted                                         $     (0.11)      $     (0.23)



     See accompanying notes to consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
               Consolidated Statements of Shareholders' Equity



                                                  Preferred Stock
                                              Series A                  Series B
                          Warrants      Shares        Amount       Shares      Amount
Balance, January 1,
1996                     $        -     123,000     $1,230,000        -     $        -
Shares issued:

  Common stock

  Preferred stock                                                    50      1,250,000

Preferred stock and
accrued dividends
converted to
common stock                                                        (16)      (400,000)

Debt converted to
common stock

Discount on debt
issued

Deferred
compensation on
options granted
Net loss

Dividends on
preferred stock:

  Series A, $1.00
  per share

  Series B, $2507
  per share
                         ----------    --------     ----------      ---     ----------
Balance,
December 31, 1996                 -     123,000      1,230,000       34        850,000

Common shares and
warrants issued           1,306,610

Preferred stock and
accrued dividends
converted to common
stock                                                               (18)      (450,000)

Purchase of treasury
shares

Reissuance of
treasury shares

Net loss

Dividends on
preferred stock:

  Series A, $1.00
  per share

  Series B, $6221
  per share
                         ----------    --------     ----------      ---     ----------
Balance, December 31,
    1997                 $1,306,610     123,000     $1,230,000       16     $  400,000
                         ==========    ========     ==========      ===     ==========

     See accompanying notes to consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
                 Consolidated Statements of Shareholders' Equity
                                (Continued)



                                                 Additional
                            Common stock          paid-in      Accumulated     Treasury
                         Shares     Amount         capital         deficit        stock        Total
                                   >C<
Balance, January 1,
1996                  5,758,241   $ 57,582    $ 8,703,883    $ (8,962,239)    $       -    $ 1,029,226
Shares issued:
  Common stock          580,078      5,801        693,436                                      699,237

  Preferred stock                                (159,800)                                   1,090,200

Preferred stock and
accrued dividends
converted to
common stock            657,576      6,576        409,958                                       16,534

Debt converted to
common stock            306,213      3,062        137,605                                      140,667

Discount on debt
Issued                                              9,987                                        9,987

Deferred
compensation on
options granted                                   110,334                                      110,334

Net loss                                                       (1,248,543)                  (1,248,543)

Dividends on
preferred stock:
  Series A, $1.00
  per share                                                      (123,250)                    (123,250)

  Series B, $2507
  per share                                                       (87,493)                     (87,493)
                     ----------   --------    -----------    ------------     ---------    -----------
Balance,
December 31, 1996     7,302,108     73,021      9,905,403     (10,421,525)            -      1,636,899

Common shares and
warrants issued       7,052,913     70,529      1,256,514                                    2,633,653

Preferred stock and
accrued dividends
converted to
common stock          1,147,771     11,478        497,597                                       59,075

Purchase of treasury
shares                                                                         (292,300)      (292,300)

Reissuance of
treasury shares                                    28,295                       271,760        300,055

Net loss                                                         (798,458)                    (798,458)

Dividends on
preferred stock:
  Series A, $1.00
  per share                                                      (123,000)                    (123,000)

  Series B, $6221
  per share                                                      (152,724)                    (152,724)
                     ----------   --------    -----------    ------------     ---------    -----------
Balance, December 31,
1997                 15,502,792   $155,028    $11,687,809    $(11,495,707)    $ (20,540)   $ 3,263,200
                     ==========   ========    ===========    ============     =========    ===========




     See accompanying notes to consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows


                                                    Year Ended December 31,

                                                    1997              1996
Cash flows from operating activities:
  Net loss                                      $  (798,458)    $  (1,248,543)
  Noncash adjustments:
    Net equity in (earnings) and losses of:
      BIA                                                 -           812,385
      Other joint operations                       (361,688)         (420,467)
    Depreciation and amortization                    37,018            35,474
    Amortization of debt costs and discount         188,174            42,806
    Deferred compensation expense                         -            66,753
    Gain on sale of assets                         (569,926)         (297,200)
    Increase/decrease in current assets and
      liabilities:
      Accounts receivable                          (124,522)          143,368
      Prepaid and other                             333,553          (174,733)
      Inventory                                    (148,230)          (33,476)
      Accounts payable and accrued liabilities      382,483          (135,943)
      Commitments for guarantees                    (75,000)         (873,146)
                                                -----------     -------------
        Net cash used by operating activities    (1,136,596)       (2,082,722)
                                                -----------     -------------

Cash flows from investing activities:
  Investment in and advances to joint operations   (814,078)       (3,025,009)
  Distributions and repayments from joint
    operations                                      123,276           206,208
  Proceeds from sale of assets                      600,000         1,700,000
  Proceeds from repayment of Air Baltic
    subordinated debt                                     -           290,000
  Acquisition of property and equipment              (2,212)           (5,299)
                                                -----------     -------------
        Net cash used by investing activities       (93,014)         (834,100)
                                                -----------     -------------

Cash flows from financing activities:
  Borrowings of debt                              2,540,000         2,294,944
  Repayment of debt and long-term obligations    (2,930,060)         (232,229)
  Issuance of stock, net of related costs         2,524,467         1,183,737
  Purchase of treasury stock................       (292,300)                -
  Preferred dividends paid                          (30,750)          (84,625)
                                                -----------     -------------
        Net cash provided by financing activities 1,811,357         3,161,827
                                                -----------     -------------

Net increase in cash and cash equivalents           581,747           245,005
Cash and cash equivalents, beginning of period      384,245           139,240
                                                -----------     -------------
Cash and cash equivalents, end of period        $   965,992     $     384,245
                                                ===========     =============



     See accompanying notes to consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS OPERATIONS AND FINANACIAL CONDITION

Business operations

Baltic International USA, Inc. (the "Company" or "BIUSA"), a Texas corporation, was organized on March 1, 1991 to identify, form and participate in aviation-related and other business ventures in the former Soviet Union. The Company initially pursued its plans to participate in airline service in Latvia through a 49% interest in a newly formed start-up airline - Baltic International Airlines ("BIA"), a limited liability company registered in the Republic of Latvia. The Company made significant investments in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through December 31, 1997. On October 1, 1995, the routes and passenger service operations of BIA were transferred as part of its capital contribution to a new Latvian carrier, Air Baltic Corporation SIA ("Air Baltic"). The Company currently owns a 8.02% interest in Air Baltic. As discussed in Note 4, BIA has no current operations and the Company is currently in the process of restructuring its investment in BIA. BIA has not conducted any substantive business operations since October 1995.

The Company is also engaged in providing services to Air Baltic and other airlines through its interest in Riga Catering Services ("RCS"), a Riga, Latvia-based aviation catering company. In 1996, the Company transferred its catering operations of Baltic Catering Services ("BSC") to RCS. The Company will expand its catering operations through its 46% interest in AIRO Catering Services ("AIRO"). The Company also serves as a cargo marketer to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a food and beverage distribution company. The Company's current active operations consist of these operations.

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

The Company's operations have been insufficient as a source of funds to meet the Company's capital requirements and other liquidity needs. The majority of the borrowings for 1996 consists of a loan in the amount of $2,000,000 that the Company entered into in November 1996. This loan was refinanced in October 1997 with a shareholder, is due in January 1999 and is secured by an option agreement that the Company entered into with Scandinavian Airlines System Denmark-Norway-Sweden ("SAS") in which the Company has the right to put the shares that it owns of Air Baltic to SAS for $2,144,333 during the period from June 1, 1997 to February 28, 1999. Under this option agreement, SAS has the right to call the Company's Air Baltic shares for a price ranging from $3,329,962 to $5,089,012 during the same period. Should the Company be unable to refinance this note in the future, it will exercise its right to put its share to SAS and use the proceeds to repay this loan.

Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs for the next twelve months. However, there can be no assurance the Company will be successful to meet its liquidity needs. The historical earnings of the Company have been directly affected by the losses of BIA. The Company does not anticipate, nor is it obligated to make, any further advances to BIA.

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

The Company has funded operating cash deficits and investments through the issuance of stock and borrowings. During 1997 and 1996, the Company received net proceeds of $2,510,501 and $93,537, respectively, relating to the issuance of 7,000,000 and 169,149 shares of common stock, respectively, pursuant to private sales and the exercise of outstanding stock options. Additionally in 1997 and 1996, the Company issued 623,128 and 410,929 shares of common stock, respectively, for payment of accounts payable of $317,763 and $401,001, respectively. In February and March 1996, the Company issued 50 shares of Series B Convertible Redeemable Preferred Stock for net proceeds of $1,090,200. The Company believes it has sufficient ability to obtain additional financing from key officers, directors and certain investors.

As discussed in Note 5, in October 1997, the Company refinanced its $2,000,000 loan to a maturity date of January 29, 1999. In April 1998, the Company obtained a line of credit in the aggregate of $800,000 from two shareholders to provide additional liquidity. This line of credit matures on December 31, 1999 and any outstanding balance will bear interest at a rate of 13%. No advances are to made under the line of credit until the $2,000,000 loan to a shareholder is repaid, and the line of credit is secured by all shares of stock owned in AIRO. The Company does not anticipate needing to draw on this line of credit in 1998. Management believes that the refinancing of the debt and obtaining the additional line of credit along with the Company's equity financing completed during 1997 discussed in Note 7 and the sale of 5% of AIRO to LSG Lufthansa Services/Sky Chefs ("LSG") discussed in Note 4 should enable the Company to fund its capital obligations and meet its liquidity needs for the next twelve months. However, there can be no assurance that management will be successful in such efforts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (BWAF and ADC). All significant intercompany accounts and transactions have been eliminated. The Company accounts for its investment in the joint operations other than Air Baltic, BIA and Lithuanian Aircraft Maintenance Corporation ("LAMCO") using the equity method. The Company's interest in Air Baltic is accounted for using the cost method because the Company owns only 8.02% of Air Baltic and has no control, voting or otherwise, over Air Baltic. The Company's interest in BIA is accounted for using the cost method because BIA has no current operations and the Company is currently in the process of restructuring its investment including the anticipated liquidation of BIA. LAMCO is accounted for using the cost method because the Company owns only 2.6% of LAMCO and it has had no operations since its inception.

Revenue recognition

Revenues are recognized when earned and expenses are recognized when the goods and services are acquired or provided.

Inventory

Inventory is stated at the lower of cost (first-in, first out) or market (net realizable value). Inventory consists of ADC's food and beverage products.

Property, equipment and depreciation

Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

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

Loss per common share

Net loss per common share is computed using the weighted average number of common shares outstanding. The weighted average number of shares for the years ended December 31, 1997 and 1996 were 10,189,215 and 6,461,561 respectively. Common equivalent shares from stock options and warrants are included in the computation if dilutive.

Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

The FASB issued SFAS No. 128, "Earnings Per Share," which establishes the disclosure requirements of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings. The Company has adopted this pronouncement as of December 31, 1997. This statement does not impact the earnings per share amounts computed for 1997 or 1996, as the Company had net losses for these periods.

Cash and cash equivalents

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

At December 31, 1997 and 1996, the Company's cash in financial institutions exceeded the federally insured deposits limit by $786,367 and $200,830, respectively. An investment of $870,000 in a reverse repurchase agreement is included in cash and cash equivalents at December 31, 1997. The collateral for this investment consists of a collateralized mortgage obligation with a market value of $870,000 at December 31, 1997.

Foreign currency translation

The functional currency of the Company's subsidiaries and joint operations, except for AIRO, is the Latvian Lat. A portion of the Company's operations are conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in net income. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on the Company's consolidated balance sheets as of December 31, 1997 and 1996.

New accounting pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which replaces existing segment disclosure requirements and requires reporting certain financial information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company will adopt SFAS Nos. 130 and 131 in the first quarter of 1998 and year-end 1998, respectively. These statements may affect disclosure and presentation in the financial statements but will have no impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

NOTE 3 - CONSOLIDATED SUBSIDIARIES

American Distributing Company
ADC, a wholly owned subsidiary of BIUSA, distributes Miller, Bartles & Jaymes, and various staple food products in the Baltic States. This business commenced in December 1995, as a successor to the Company's distribution activities which began in 1993. The Company has a distribution system and offices in Riga, Latvia. ADC opened a new office in Vilnius, Lithuania in May 1997.

Baltic World Air Freight

On September 5, 1992, the Board of Directors of the Company approved the formation of a joint operation to market and operate the air cargo services of BIA and serve as the cargo sales agent for BIA. On September 11, 1992, BWAF was formed as a California partnership, in which the Company owned a 50 percent partnership interest. In October 1994, the Company purchased the remaining 50% interest in BWAF for approximately $165,000. The acquisition was accounted for using the purchase method of accounting. In 1995 and 1996, the Company issued an aggregate of 174,000 shares of common stock in satisfaction of the purchase. The results of operations of BWAF have been combined with those of the Company effective October 1, 1994. Currently, BWAF has cargo market agreements with Air Baltic and Austrian Airlines.


NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                                   December 31,
                                               1997             1996
Joint operations accounted for using
cost method:
airBaltic                                   $2,144,212       $1,918,000
BIA                                          1,131,315        1,186,824
LAMCO                                           40,000           40,000
                                             ---------        ---------
Subtotal                                     3,315,527        3,144,824
                                             ---------        ---------
Joint operations accounted for using
equity method:
BCS                                             44,298           43,097
AIRO                                           784,991          110,956
RCS                                            171,352          147,898
                                             ---------        ---------
Subtotal                                     1,000,641          301,951
                                             ---------        ---------
Total                                       $4,316,168       $3,446,775
                                             =========        =========

Joint operations at cost -

Air Baltic Corporation

On August 29, 1995, a Joint Venture Agreement was signed between the Company, the Republic of Latvia ("Latvia"), SAS, Investeringsfonden for Ostlandene (the Investment Fund for Central and Eastern Europe - "IO") and Swedfund International AB ("Swedfund") (collectively, the "Parties"), for the establishment of a Latvian national airline, Air Baltic Corporation.

Upon completion of the Joint Venture Agreement, as amended on November 27, 1995, Air Baltic had a share capital of $11.7 million consisting of $3.4 million cash and $8.3 million other assets including real estate, with the following ownership percentages: Latvia - 51.07%, the Company - 20.02%, SAS - 16.51%, IO - 6.2% and Swedfund - 6.2%. The Company obtained its 20.02% interest based on its cumulative-to-date investments in and advances to BIA. The Joint Venture Agreement provides that supplemental funding in the amount of $4.0 million for working capital as necessary, will be provided by the Nordic Investment Bank, or a similar financial institution.

Furthermore, the Parties agreed to provide subordinated debt loans as necessary to Air Baltic, totaling approximately $10.1 million, of which the Company's portion was $290,000. In January 1996, SAS assumed the Company's $290,000 portion of the subordinated debt. The Company agreed to pay all aviation-related payables of BIA as of November 27, 1995. The Company has paid all of these payables as of December 31, 1997.

On January 10, 1996, the Company sold 12% of Air Baltic stock to SAS for $1.7 million in cash and the assumption by SAS of the Company's future debt funding obligation to Air Baltic of $2,175,000. The Company retains an 8.02% interest in Air Baltic. A gain of $297,200 was recognized on the sale of the Air Baltic stock which is included in other income in 1996.

In October 1997, the Company contributed an additional $226,212 of capital to Air Baltic.


Summarized financial information for Air Baltic is as follows (100%):

                                                    December 31,
                                               1997             1996

Current assets                             $ 7,109,000      $11,372,000
Noncurrent assets                           21,576,000       15,986,000
                                            ----------       ----------
Total assets                               $28,685,000      $27,358,000
                                            ==========       ==========

Current liabilities                        $11,295,000      $ 8,768,000
Noncurrent liabilities                      13,776,000       16,536,000
Equity                                       3,614,000        2,054,000
                                            ----------       ----------
Total liabilities and equity               $28,685,000      $27,358,000
                                            ==========       ==========


                                             Year Ended December 31,
                                               1997             1996

Revenues                                   $36,141,000      $ 24,399,000
Loss from operations                       $(3,981,000)     $(13,325,000)
Net loss                                   $(5,651,000)     $(17,245,000)

In accordance with Latvian Law on Foreign Investments, Air Baltic will be exempt from corporate income tax for its first three years of profitable operations and will receive a 50 percent tax reduction for the following two years. To date, Air Baltic has not generated profits in any year.

The Company's share of Air Baltic's accumulated losses is approximately $2,076,000 as of December 31, 1997. Management believes that the Company's recorded investment in Air Baltic will be recovered through Air Baltic's future operations and/or the option agreement discussed in Note 1, which allows the Company to put the investment to SAS for $2,144,333.

Baltic International Airlines

The Company entered into a joint venture agreement with the Latvian Civil Aviation Department, an agency of the Government of Latvia (the "Latvian Partner"), on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. The Company currently owns a 89% interest in BIA.

As discussed in Note 1, BIA experienced significant losses which have been recognized in the Company's financial statements through a reserve of its investment in BIA. In conjunction with the transfer of BIA's passenger service operations to Air Baltic, the Company entered into negotiations with its partner to restructure BIA and obtain full ownership. The Company also made advances on behalf of BIA in 1996 to facilitate the termination of operations of BIA. In March 1997, the Company's Latvian partner in BIA agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. In May 1997, the Company capitalized $6.3 million of BIA's debt to the Company which was previously reserved by the Company. BIA will assign the promissory note from the Latvian partner to the Company. Management believes that the Latvian partner's contribution will be made during 1998. The Company has agreed with the Latvian partner that it will forgive the promissory note of the Latvian partner in exchange for the transfer of the Latvian partner's ownership in BIA. BIA will then become a wholly owned subsidiary of the Company. Management believes that the Company's remaining recorded investment in BIA will be recovered through the contribution required to be made by the Latvian partner by a contract and liquidation of its remaining assets. The Company believes that maintaining BIA's airline certification, the goodwill of BIA's debtors and the availability of BIA's tax holiday in Latvia are beneficial to the Company.

Lithuanian Aircraft Maintenance Corporation

On September 28, 1995, the Company entered into a joint operation with a joint stock company, Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania and the Municipality of Siauliai City for the establishment of an aircraft maintenance facility, LAMCO. The Company's initial investment totaled $40,000 for 2.6% of LAMCO. LAMCO is currently in liquidation and the Company expects to recover all of its investment of $40,000 in 1998.

Joint operations using equity method -

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                                    December 31,
                                               1997             1996

Current assets                             $   920,152      $   641,263
Noncurrent assets                            3,385,511          551,105
                                            ----------       ----------
Total assets                               $ 4,305,663      $ 1,192,368
                                            ==========       ==========

Current liabilities                        $ 3,461,788      $   518,345
Noncurrent liabilities                               -          195,540
Equity                                         843,875          478,483
                                            ----------       ----------
Total liabilities and equity               $ 4,305,663      $ 1,192,368
                                            ==========       ==========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                                             Year Ended December 31,
                                               1997             1996
Combined 100% Basis:
Operating revenues                         $ 3,063,014      $ 2,815,525
Income from operations                     $   863,358      $ 1,098,275
Net income                                 $   985,624      $   950,062

Company Percentage Interest:
Operating revenues                         $ 1,251,768      $ 1,240,176
Income from operations                     $   323,037      $   482,003
Net income                                 $   361,688      $   420,467

AIRO Catering Services and Riga Catering Services

In February 1996, the Company formed AIRO with TOPflight AB ("TOPflight"). TOPflight operates kitchens in Malmo, Gothenburg and Stockholm, Sweden. In this joint operation, the Company contributed its management and operational expertise, its partial interest in Riga Catering Services, market knowledge, knowledge of the regional customer base and labor force for a 51% interest, while TOPflight contributed its technical experience in building in-flight kitchens for a 49% interest. AIRO is targeting six airports for in-flight catering development. During 1997, LSG purchased 51% of TOPflight. AIRO is accounted for using the equity method as certain provisions of the partnership agreement result in the Company not having control of AIRO.

In December 1997, the Company entered into a share purchase and shareholder agreement with LSG. The primary purpose of the agreement is to identify AIRO as the vehicle for the development of new LSG in-flight kitchens in Eastern Europe and the Republics of the former Soviet Union. Under the agreement, the Company sold 5% of the stock of AIRO in return for the LSG commitments and $600,000 in cash. Following the share purchase, the Company controls 46% of AIRO and LSG controls 54%. The agreement provides that the Company will remain as the day-to-day operating partner of AIRO, and AIRO will become part of the worldwide network of LSG in all aspects consistent with other LSG in-flight catering operations.

At December 31, 1997, the Company had advances aggregating $577,000 to AIRO. These loans bear interest at rates of 8% to 10% per year. At December 31, 1997, the Company had accrued interest receivable of $20,081 related to these loans.

Summarized unaudited financial information for AIRO is as follows (100%):

                                                    December 31,
                                               1997             1996

Current assets                            $   106,615      $    47,838
Noncurrent assets                           5,787,149        2,727,799
                                           ----------       ----------
Total assets                              $ 5,893,764      $ 2,775,637
                                           ==========       ==========

Current liabilities                       $ 2,144,172      $   117,738
Noncurrent liabilities                        723,046                -
Equity                                      3,026,546        2,657,899
                                           ----------       ----------
Total liabilities and equity              $ 5,893,764      $ 2,775,637
                                           ==========       ==========

                                            Year Ended       Period From
                                           December 31,    May 1, 1996 to
                                              1997        December 31, 1996

Revenues                                  $   416,066      $   284,607
Income from operations                    $    78,379      $   271,742
Net income                                $     3,379      $   272,094

On April 2, 1996, the catering operations of BCS were acquired by RCS, previously owned by TOPflight, in exchange for shares in RCS. In April 1997, the Company transferred 2.82% of its interest in RCS to AIRO as part of a capital contribution. At December 31, 1997, RCS was owned 37.82% by AIRO, 20.68% by the Company and 41.5% by the principals of the Company's partner in BCS. In March 1998, the Company transferred its remaining direct interest in RCS to AIRO as part of a capital contribution.

In 1997, RCS declared dividends payable to its shareholders aggregating $508,475 that were unpaid as of December 31, 1997. The Company's share of these dividends was $105,153 and is included in accounts receivable from affiliates on the consolidated balance sheet as of December 31, 1997.

Summarized financial information for RCS is as follows (100%):

                                                    December 31,
                                               1997             1996

Current assets                            $   770,181      $   468,989
Noncurrent assets                             404,279          427,836
                                           ----------       ----------
Total assets                              $ 1,174,460      $   896,825
                                           ==========       ==========

Current liabilities                       $   572,982      $   296,483
Noncurrent liabilities                              -          195,540
Equity                                        601,478          404,802
                                           ----------       ----------
Total liabilities and equity              $ 1,174,460      $   896,825
                                           ==========       ==========

                                            Year Ended       Period From
                                           December 31,    May 1, 1996 to
                                              1997        December 31, 1996

Revenues                                  $ 2,835,465      $ 1,937,422
Income from operations                    $ 1,092,314      $   813,164
Net income                                $ 1,108,769      $   813,164

In accordance with Latvian Law on Foreign Investments, RCS is exempt from corporate income tax for its first three years of profitable operations and will receive a 50 percent tax reduction for the following three years. The first year of the tax holiday for RCS was 1996.

Baltic Catering Services

BCS was formed on March 26, 1993 as a joint operation between ARVO, Ltd., a Latvian limited liability company, and the Company. On April 2, 1996, the catering operations of BCS were acquired by RCS in exchange for shares in RCS. The business of BCS after the transfer of the catering business to RCS is primarily the operation of a restaurant in the Riga Airport. The Company expects to liquidate BCS during 1998.

                                                    December 31,
                                               1997             1996

Current assets                            $    43,356      $   124,436
Noncurrent assets                              31,408           65,882
                                           ----------       ----------
Total assets                              $    74,764      $   190,318
                                           ==========       ==========

Current liabilities                       $    21,588      $   104,124
Equity                                         53,176           86,194
                                           ----------       ----------
Total liabilities and equity              $    74,764      $   190,318
                                           ==========       ==========

                                             Year Ended December 31,
                                               1997             1996

Revenues                                  $   227,549      $   878,103
Income from operations                    $    15,712      $   336,500
Net income                                $     6,856      $    33,225

Approximately 68% of the 1996 revenues of BCS were generated prior to the transfer of operations to RCS in April 1996.

Latavio

On September 6, 1995, the Company invested $468,950 for a 25% share of a non-profit state joint-stock company, the Latvian Airlines ("Latavio").
Subsequent to the investment, the Latvian Economic Court temporarily halted the privatization process and appointed a thirty party administrator to determine whether Latavio should be restructured outside of the privatization process or, whether privatization should continue. The Company fully reserved the investment as of September 30, 1995.

NOTE 5 - DEBT

Debt consists of the following:

                                                           December 31,
                                                      1997             1996

Note payable to a shareholder, secured by put
agreement with SAS on Air Baltic shares and
security interest in all shares of stock owned
in AIRO, interest rate of 13% due at maturity,
January 1999                                     $ 2,000,000      $         -

Note payable to third parties, secured by put
agreement with SAS on Air Baltic shares and
security interest in all shares of stock owned
in AIRO, interest rate of 13% due at maturity,
repaid in October 1997                                     -        2,000,000

Note payable to an officer and director of the
Company, unsecured, interest rate of 14%, due
upon maturity, repaid in September 1997                    -          250,000
Convertible note payable, unsecured, interest
rate of 10%, due upon maturity, repaid in
August 1997                                                -           88,771

Note payable to a director of the Company,
unsecured, interest rate of 12%, due upon
maturity, repaid in August 1997                            -           10,000

Note payable to bank, unsecured, interest rate
of 10.5%, due upon maturity, principal payable
July 1996, guaranteed by an officer of the
Company, repaid in January 1998                        8,711           50,000

Subordinated bridge loan financing, interest
payable quarterly at 10% per annum, secured by
warrants to purchase 175,000 common shares of
the Company, originally due March 31, 1996 and
currently due on demand                               75,000           75,000
                                                  ----------       ----------
                                                   2,083,711        2,473,771
Less discount on loan financing                            -         (188,174)
                                                  ----------       ----------
Total debt, net                                    2,083,711        2,285,597
Less short-term debt, net                            (83,711)      (2,285,597)
                                                  ----------       ----------
Long-term debt, net                              $ 2,000,000      $         -
                                                  ==========       ==========

The Company is in the process of renegotiating the maturity of the subordinated bridge loans of $75,000 which matured prior to December 31, 1997. Management believes that it will be able to extend the maturity of these loans on terms similar to the previous loans. However, there can be no assurance the Company will be successful in such efforts.

On April 5, 1996, the Company entered into a convertible note agreement in connection with a $250,000 loan to the Company ("Convertible Note"). The holder of the Convertible Note may at any time on or after July 5, 1996 convert the Convertible Note to shares of the Company's common stock at a conversion price equal to the lesser of $1.50 or 70% of the closing bid price per share of common stock on the trading date immediately preceding the date of conversion. On July 11, 1996, the holder of the Convertible Note converted principal of $134,000 and accrued interest to 306,213 shares of common stock. The remaining principal was repaid in August 1997.

On May 16, 1996, the Company entered into a promissory note in connection with a $250,000 loan to the Company from an officer and director of the Company. The lender received warrants to purchase 25,000 shares of the Company's common stock at $0.75 per share. In connection with this renewal, the Company paid a facility fee of $12,500 to the lender. This loan was repaid in September 1997.

On October 2, 1996, the Company entered into a promissory note in connection with a $10,000 loan to the Company from a director of the Company. The lender received warrants to purchase 1,000 shares of the Company's common stock at $0.5625 per share. This loan was repaid in August 1997.

In November 1996, the Company entered into a promissory note with third parties in connection with a $2,000,000 loan to the Company. In connection with this promissory note, the Company issued warrants to the lenders to purchase 500,000 shares of the Company's common stock at a price of $0.75 per share. This loan was refinanced in October 1997 with a shareholder as discussed below.

In May 1997, the Company entered into promissory notes in connection with loans to the Company aggregating $40,000 from directors of the Company. The lenders received warrants to purchase on aggregate of 4,000 shares of common stock at $0.50 per share. These loans were repaid in August 1997.

In July 1997, the Company entered into a promissory note with ORESA Ventures N.V. in connection with a $500,000 loan to the Company. Principal and interest at an annual rate of 13% was due the earlier of November 11, 1997 or the date in which the funding of an equity placement in the aggregate amount of $2,500,000 was received by the Company. This loan was repaid in September 1997.

In October 1997, the Company entered into a promissory note with ORESA Ventures N.V., a shareholder of the Company, in connection with a $2,000,000 loan to the Company. Principal and interest at an annual rate of 13% will be due on January 29, 1999. The proceeds from this loan were used to repay the principal of another loan to the Company which was to mature in November 1997. The Company reissued 469,442 shares of its treasury shares to pay the accrued interest on the loan.

In April 1998, the Company obtained a line of credit in the aggregate of $800,000 from two shareholders to provide additional liquidity. This line of credit matures on December 31, 1999 and any outstanding balance will bear interest at a rate of 13%. No advances are to made under the line of credit until the $2,000,000 loan to a shareholder is repaid, and the line of credit is secured by all shares of stock owned in AIRO. The Company does not anticipate needing to draw on this line of credit in 1998.

NOTE 6 - INCOME TAXES

The components of net deferred tax assets consisted of the following:

                                                           December 31,
                                                      1997             1996

Deferred tax assets:
  Net operating loss carryforward                $ 2,646,739      $ 2,069,455
  Reserve on investment                              159,443          159,443
  Deferred compensation                               89,222           89,222
  Investment in and advances to BIA                1,071,755        1,347,966
                                                  ----------       ----------
Total deferred tax assets                          3,967,159        3,666,086
                                                  ----------       ----------

Deferred tax liabilities:
  Unremitted earnings of joint operations            259,021          229,791
  Other                                               26,708           32,017
                                                  ----------       ----------
Total deferred tax liabilities                       285,729          261,808
                                                  ----------       ----------
Net deferred tax assets before valuation
  Allowance                                        3,681,430        3,404,278
Valuation allowance                               (3,681,430)      (3,404,278)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Provisions for income taxes in the statements of operations were as follows:

                                                     Year ended December 31,
                                                      1997             1996

Current expense:
  U.S.                                           $         -      $         -
  Foreign                                                  -           15,694
Deferred expense                                           -                -
                                                  ----------       ----------
Total expense                                    $         -      $    15,694
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $7,700,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

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

During 1997, the Company acquired an aggregate of 625,993 shares of its common stock at a total cost of $292,300 through private transactions. The Company reissued 583,549 of these shares to satisfy $300,055 of accounts payable. At December 31, 1997, the Company has 42,444 treasury shares.


NOTE 8 - OPTIONS

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

The Company accounts for the Plan under APB Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock options based on the excess of the deemed value of the common shares on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. The Company recorded compensation expense of $0, and $66,753 for the years ended December 31, 1997 and 1996, respectively.

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which allows the Company to continue to apply the provisions of APB No. 25 to determine compensation expense. Had compensation expense for the Plan been determined using a stock-based, fair value method as allowed by SFAS No. 123, the Company's net loss and loss per common share would have been increased to the following pro forma amounts:

                                                     Year ended December 31,
                                                      1997             1996

Net loss                    As Reported          $  (798,458)     $(1,248,543)
                            Pro Forma               (892,969)      (1,474,865)
Loss per common share       As Reported                (0.11)           (0.23)
                            Pro forma                  (0.11)           (0.26)

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

At December 31, 1997, the Company had 1,072,366 shares of common stock reserved for issuance upon exercise of outstanding options, and 427,634 options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:

                                               Year Ended December 31,
                                           1997                      1996
                                                Wtd. Avg.                 Wtd. Avg.
                                     Shares     Ex. Price      Shares     Ex. Price
Shares under option, beginning
of period                           589,000     $  1.18        653,616     $  1.10
Changes during the period:
  Granted                           521,700        0.42        160,000        0.67
  Canceled                          (25,000)       1.53        (55,467)       0.61
  Exercised                         (13,334)       0.50       (169,149)       0.58
                                  ---------                   --------
Shares under option, end of
period                            1,072,366     $  0.81        589,000     $  1.18
                                  =========                   ========
Options exercisable, end of
period                              595,666     $  1.12        589,000     $  1.18
                                  =========                   ========

The exercise price of the options outstanding at December 31, 1997 range from $0.40 to $1.38. The weighted average contractual life of the options outstanding at December 31, 1997 was 4.0 years. The weighted-average grant-date fair value of options granted during 1997 was $0.37 and during 1996 was $1.17. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: risk-free interest rate of 6.5% and, 6.5%, respectively; expected dividend yield of 0% and 0%, respectively; expected lives of 6 years and 5 years, respectively; and expected volatility of 128% and 138%, respectively.

NOTE 9 - WARRANTS

During 1997, the Company issued 7,705,000 warrants in connection with the issuance of 7,000,000 shares of common stock pursuant to private sales. The Company allocated a portion of the net proceeds received from the issuances to the warrants of $1,306,610. This allocation was calculated using fair values of the warrants granted using the Black-Scholes option pricing model.

At December 31, 1997, the Company had 10,035,845 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:

                                               Year Ended December 31,
                                           1997                      1996
                                                Wtd. Avg.                 Wtd. Avg.
                                     Shares     Ex. Price      Shares     Ex. Price
Shares under warrant,
beginning of period               1,891,595     $  2.58      1,267,970     $  3.38
Changes during the period:
  Granted                         8,144,250        0.64        623,625        0.96
  Canceled                                -           -              -           -
  Exercised                               -           -              -           -
                                 ----------                  ---------
Shares under warrant, end of
period                           10,035,845     $  1.01      1,891,595     $  2.58
                                 ==========                  =========
Warrants exercisable, end of
period                           10,035,845     $  1.01      1,811,595     $  2.63
                                 ==========                  =========

The exercise price of the warrants outstanding at December 31, 1997 range from $0.44 to $9.80. The weighted average contractual life of the warrants outstanding at December 31, 1997 was 4.1 years. The weighted-average grant-date fair value of warrants granted during 1997 was $0.40 and during 1996 was $1.22.

NOTE 10 - PREFERRED STOCK

Effective June 30, 1995, the Company created its Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at the option of the Company and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of the Company's common stock will be diluted upon conversion to the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. Furthermore, when and if the Company becomes profitable, the issuance of the shares of Series A Preferred Stock will have a dilutive effect on the per share value of the common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 1997, the conversion price was $0.92 per share.

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

During the years ended December 31, 1997 and 1996, shareholders converted an aggregate of 18 and 16 shares of Series B Preferred Stock into 1,147,771 and 657,576 shares of the Company's common stock, respectively.

NOTE 11 - LOSS PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      1997             1996

Basic
Net loss to be used to compute basic loss
per share:
  Net loss                                       $  (798,458)     $(1,248,543)
  Less preferred dividends                          (275,724)        (210,743)
                                                  ----------       ----------
Net loss attributable to common shareholders     $(1,074,182)     $(1,459,286)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding               10,189,215        6,461,561
                                                  ==========       ==========

Basic loss per common share                      $     (0.11)     $     (0.23)
                                                  ==========       ==========

Diluted
Net loss to be used to compute basic loss
per share:
  Net loss                                       $  (798,458)     $(1,248,543)
  Less preferred dividends                          (275,724)        (210,743)
                                                  ----------       ----------
Net loss attributable to common
shareholders                                     $(1,074,182)     $(1,459,286)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding               10,189,215        6,461,561
                                                  ==========       ==========

Diluted loss per common share                    $     (0.11)     $     (0.23)
                                                  ==========       ==========

NOTE 12 - RELATED PARTY TRANSACTIONS

The following is a summary of material related party transactions which have occurred during 1997 and 1996, other than those disclosed elsewhere in the notes to the accompanying consolidated financial statements.

The Company earns general sales agency revenue by operating the North American sales and marketing office of Air Baltic. The Company earned $78,000 and $59,000 of such revenue for the years ended December 31, 1997 and 1996, respectively.

BWAF is dependent upon Air Baltic for cargo transportation. Air Baltic purchases goods and services from RCS.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under operating leases that expire over the next five years. Rental expense under operating leases was $41,238 and $35,447 for 1997 and 1996, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

     1998                               $     31,907
     1999                                      3,027
     2000                                      3,027
     2001                                      1,513
                                         -----------
     Total                              $     39,474
                                         ===========

In December 1995, the Company guaranteed certain liabilities of BIA and accrued $1,019,521 as a commitment to pay these liabilities as the Company signed an agreement to pay these liabilities on behalf of BIA. At
December 31, 1997 and 1996, the Company had $0 and $146,375 remaining to be paid on these liabilities.

The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition.

NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of noncash transactions are as follows:

                                                     Year ended December 31,
                                                      1997             1996
Conversion of accounts payable and accrued
dividends to equity                              $   376,838      $   417,535
Conversion of notes payable to equity                      -          140,667
Conversion of preferred stock to common stock        450,000          400,000
Dividends declared                                   244,974           89,584
Discount on debt for warrants                              -            9,987
Deferred compensation on options exercised and
canceled                                                   -          204,699
Transfer of RCS shares to AIRO                        28,434                -

Supplemental disclosure of interest paid         $    62,650      $    44,459
Supplemental disclosure of income taxes paid     $         -      $         -


                                 SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1998.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ Robert L. Knauss
                              ROBERT L. KNAUSS, Chairman of the Board
                              and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                              Date


/s/ Robert L. Knauss        Chairman of the Board and Chief    April 14, 1998
ROBERT L. KNAUSS            Executive Officer (Principal
                            Executive Officer)

/s/  David A. Grossman      Chief Financial Officer and        April 14, 1998
DAVID A. GROSSMAN           Corporate Secretary (Principal
                            Financial and Accounting Officer)

/s/  Homi M. Davier         Director                           April 14,1998
HOMI M. DAVIER

/s/  James W. Goodchild     Director                           April 14, 1998
JAMES W. GOODCHILD

/s/  Paul R. Gregory        Director                           April 14, 1998
PAUL R. GREGORY

/s/Adolf af Jochnick        Director                           April 14, 1998
ADOLF af JOCHNICK

/s/ Jonas af Jochnick       Director                           April 14, 1998
JONAS af JOCHNICK

/s/ Juris Padegs            Director                           April 14, 1998
JURIS PADEGS

/s/  Ted Reynolds           Director                           April 14, 1998
TED REYNOLDS

/s/ Morris A. Sandler       Director                           April 14, 1998
MORRIS A. SANDLER






                                   Exhibits




INDEX TO EXHIBITS

Exhibit No.               Description                    Sequentially Numbered
                                                                    Pages

     2.1(2)-     Plan and Agreement of Recapitalization
     3.1(a)(2)-  Restated Articles of Incorporation
     3.1(b)(2)-  Amended Articles of Incorporation
     3.1(c)(2)-  Articles of Correction
     3.2(2)-     Bylaws
     3.3(2)-     Statement of Resolution Establishing and Designating a Series
                 of Shares of the Company, Series A Cumulative Preferred Stock,
                 $10.00 par value
     3.4(5)-     Certificate of Elimination of Shares Designated as Series A
                 Cumulative Preferred Stock
     3.5(5)-     Certificate of the Designation, Preference, Rights and
                 Limitations of Convertible Redeemable Series A Preferred Stock
     4.1(2)-     Common Stock Specimen
    10.3(4)-     1992 Equity Incentive Plan, as amended
    10.4(2)-     Employment Agreement between the Company and Robert L. Knauss
    10.7(2)-     Baltic International Airlines Joint Venture Limited Liability
                 Company Agreement between the Latvian Civil Aviation Board and the Company
    10.8(2)-     Protocol No. 1 dated July 1991
    10.9(2)-     Protocol No. 4 dated May 9, 1992
    10.10(2)-    Protocol No. 5 dated July 21, 1992
    10.11(2)-    Protocol No. 6 dated February 5, 1993
    10.12(2)-    Settlement Agreement between the Company and Latvian Airlines and Ministry of Transportation of the Republic of Latvia
    10.14(2)-    Baltic Catering Limited Liability Company Agreement between the Company and ARVO, Ltd.
    10.34(3)-    Memorandum of Understanding between the Company, BIA and SAS
    10.35(3)-    Loan Agreement with Charter Bank
    10.36(6)-    Air Baltic Joint Venture Agreement
    10.38(8)-    Articles of Incorporation of LAMCO
    10.40(8)-    Amendment to Air Baltic Joint Venture Agreement
    10.41(7)-    Share Purchase Agreement with SAS
    10.42(1)-    AIRO Catering Services Joint Venture Agreement
    10.43(9)-    Riga Catering Services Shareholders' Agreement
    10.44(8)-    Amendment to Articles of Incorporation of LAMCO
    10.45(8)-    Statement of the Designation, Preferences, Rights and
                 Limitations of Series B Convertible Redeemable Preferred
                 Stock, as amended
    10.46(11)-   Compensatory Plan for Robert Knauss, James Goodchild and
                 David Grossman
    10.47(11)-   Promissory Note Agreement with ORESA Ventures N.V.
    16.2(10)-    Letter on Change in Certifying Accountant
_________________________________

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

(8) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-860), and incorporated herein by reference thereto.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference thereto.

(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 30, 1996, and incorporated herein by reference thereto.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, and incorporated herein by reference thereto.