Form 10QSB
period 1998-03-31
BALTIC INTERNATIONAL USA INC
filed 1998-05-20
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 1998.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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


Number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1998: 15,586,785 shares.


Transitional Small Business Disclosure Format (Check one):  Yes    ; No X  .

                          BALTIC INTERNATIONAL USA, INC.

                               TABLE OF CONTENTS

                                                            Page

     PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements
          Condensed Balance Sheets -
            March 31, 1998 and December 31, 1997                         3
          Condensed Statements of Operations -
            Three Months Ended March 31, 1998 and 1997                   4
          Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1998 and 1997                   5
          Notes to Condensed Financial Statements                        6

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9

     PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                         12

     Item 2 - Changes in Securities                                     12

     Item 3 - Defaults on Senior Securities                             12

     Item 4 - Submission of Matters to a Vote of Security Holders       12

     Item 5 - Other Information                                         12

     Item 6 - Exhibits and Reports on Form 8-K                          12

     Signatures                                                         13

                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                     March 31,    December 31,
                                                        1998           1997

                                                   (unaudited)      (audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   675,244    $   965,992
  Accounts receivable                                  163,012        273,234
  Inventory                                            143,126        195,971
  Prepaids and deposits                                  9,917         11,446
                                                   -----------    -----------
            Total current assets                       991,299      1,446,643
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                             15,799         12,836
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS       4,380,048      4,316,168
OTHER ASSETS                                            30,066         31,649
GOODWILL, NET                                          201,483        208,848
                                                   -----------    -----------
               Total assets                        $ 5,618,695    $ 6,016,144
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $   585,595    $   669,233
  Short-term debt, net                               2,075,000         83,711
                                                   -----------    -----------
  Total current liabilities                          2,660,595        752,944
                                                   -----------    -----------

LONG-TERM DEBT TO A SHAREHOLDER                              -      2,000,000
                                                   -----------    -----------
            Total liabilities                        2,660,595      2,752,944
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Warrants                                           1,306,610      1,306,610
  Preferred stock:
    Series A, convertible, $10 par value,
      499,930 shares authorized, 123,000 shares
      issued and outstanding                         1,230,000      1,230,000
    Series B, convertible, $10 par value,
      $25,000 stated value, 70 shares authorized,
      15 and 16 shares issued and outstanding          375,000        400,000
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 15,629,229 and 15,502,792 shares
    issued and 15,586,785 and 15,460,348 shares
    outstanding                                        156,292        155,028
  Additional paid-in capital                        11,722,564     11,687,809
  Accumulated deficit                              (11,811,826)   (11,495,707)
  Treasury stock, at cost                              (20,540)       (20,540)
                                                   -----------    -----------
     Total shareholders' equity                      2,958,100      3,263,200
                                                   -----------    -----------
     Total liabilities and shareholders' equity    $ 5,618,695    $ 6,016,144
                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Operations
                                (unaudited)


                                                  Three Months Ended March 31,
                                                         1998           1997
REVENUES:
  Freight revenue........................          $    46,771    $    53,782
  Food distribution.........................            59,097         61,529
     General sales agency revenue.................      19,500         19,500
     Net equity in earnings of joint operations...      42,530        157,889
                                                   -----------    -----------
     Total operating revenues.....................     167,898        292,700
                                                   -----------    -----------

OPERATING EXPENSES:
  Cost of revenue........................               87,554         77,053
  General and administrative.....................      309,946        293,558
                                                   -----------    -----------
  Total operating expenses.....................        397,500        370,611
                                                   -----------    -----------

LOSS FROM OPERATIONS..................                (229,602)       (77,911)
                                                   -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense.........................            (66,813)      (133,252)
  Interest income........................               21,962              4
  Other............................                     (1,204)         3,921
                                                   -----------    -----------
TOTAL OTHER INCOME (EXPENSE)..............             (46,055)      (129,327)
                                                   -----------    -----------

LOSS BEFORE INCOME TAXES................              (275,657)      (207,238)

INCOME TAX EXPENSE.....................                      -              -

                                                   -----------    -----------
NET LOSS..........................                 $  (275,657)   $  (207,238)
                                                   -----------    -----------


LESS PREFERRED DIVIDENDS.................              (40,462)       (49,702)
                                                   -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS....   $  (316,119)   $  (256,940)
                                                   ===========    ===========




LOSS PER SHARE AMOUNTS:
Basic..............................                $     (0.02)   $     (0.03)
Diluted.............................               $     (0.02)   $     (0.03)



See accompanying notes to condensed consolidated financial statements.

                          BALTIC INTERNATIONAL USA, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)



                                                  Three Months Ended March 31,
                                                         1998           1997
Cash flows from operating activities:

  Net loss                                         $  (275,657)   $  (207,238)
  Noncash adjustments:
    Net equity in (earnings) and losses of
      joint operations                                 (42,530)      (157,889)
    Other                                                8,313         63,107
    Changes in assets and liabilities                   98,505         65,220
                                                   -----------    -----------
        Net cash used by operating activities         (211,369)      (236,800)
                                                   -----------    -----------

Cash flows from investing activities:
  Investment in and advances to joint operations        (1,007)        (1,974)
  Acquisition of property and equipment                 (3,911)             -
                                                   -----------    -----------
        Net cash used by investing activities           (4,918)        (1,974)
                                                   -----------    -----------

Cash flows from financing activities:
  Repayment of debt                                     (8,711)             -
  Issuance of stock, net of related costs                    -          6,667
  Purchase of preferred stock                          (29,973)             -
  Preferred dividends paid                             (35,777)             -
                                                   -----------    -----------
        Net cash provided (used) by financing
          activities                                   (74,461)         6,667
                                                   -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                         (290,748)      (232,107)
Cash and cash equivalents, beginning of period         965,992        384,245
                                                   -----------    -----------
Cash and cash equivalents, end of period           $   675,244    $   152,138
                                                   ===========    ===========





See accompanying notes to condensed consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

     The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1997. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results which can be expected for the entire year.

NOTE 1 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company currently owns an 8.02% interest in airBaltic Corporation SIA ("airBaltic"), the national airline of Latvia. The Company will expand its catering operations through its 46% interest in AIRO Catering Services ("AIRO"). In March 1998, the Company transferred its remaining interest in Riga Catering Services ("RCS") to AIRO as part of a capital contribution. In January 1998, AIRO opened a inflight catering kitchen in Tallinn, Estonia, and in May 1998, AIRO opened its third kitchen in Kiev, Ukraine. The Company also serves as a cargo marketing and sales company to airBaltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a beverage and food distribution company.

     The Company also owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to airBaltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date. The Company made significant investment in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through March 31, 1998.

     The Company requires substantial capital to pursue its operating strategies. To date, the Company has relied upon net cash provided by financing activities to fund its capital requirements. There can be no assurance that the Company's business interests will generate sufficient cash in future periods to satisfy its capital requirements. In April 1998, the Company obtained a line of credit in the aggregate of $800,000 from two shareholders to provide additional liquidity. This line of credit matures on December 31, 1999 and any outstanding balance will bear interest at a rate of 13%. No advances are to be made under the line of credit until the $2,000,000 loan to a shareholder is repaid, and the line of credit is secured by the shares of stock owned in AIRO. The Company does not anticipate needing to draw on this line of credit in 1998.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting comprehensive Income", which establishes standards for reporting the components of comprehensive income. The Company adopted SFAS No. 130 as of January 1, 1998. However, the Company has no items of other comprehensive income in any period presented in the accompanying consolidated financial statements. Therefore, a separate statement of comprehensive income has not been presented.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                             March 31,      December 31,
                                               1998             1997
Joint operations accounted for using
cost method:
airBaltic                                   $2,144,212       $2,144,212
BIA                                          1,132,322        1,131,315
LAMCO                                           40,000           40,000
                                             ---------        ---------
Subtotal                                     3,316,534        3,315,527
                                             ---------        ---------
Joint operations accounted for using
equity method:
BCS                                             44,298           44,298
AIRO                                         1,019,216          784,991
RCS                                                  -          171,352
                                             ---------        ---------
Subtotal                                     1,063,514        1,000,641
                                             ---------        ---------
Total                                       $4,380,048       $4,316,168
                                             =========        =========

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                             March 31,      December 31,
                                               1998            1997

Current assets                             $   750,787      $   920,152
Noncurrent assets                            5,592,834        3,385,511
                                            ----------       ----------
Total assets                               $ 6,343,621      $ 4,305,663
                                            ==========       ==========

Current liabilities                        $   356,898      $ 3,461,788
Minority interest                               52,825                -
Equity                                       5,933,898          843,875
                                            ----------       ----------
Total liabilities and equity               $ 6,343,621      $ 4,305,663
                                            ==========       ==========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                                            Three Months Ended March 31,
                                               1998             1997
Combined 100% Basis:
Operating revenues                         $   971,190      $   651,147
Income from operations                     $   199,859      $   197,519
Net income                                 $    61,954      $   381,332

Company Percentage Interest:
Operating revenues                         $   447,550      $   261,865
Income from operations                     $   105,787      $    81,882
Net income                                 $    42,530      $   157,889

NOTE 4 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using
15,510,857 and 7,532,659 weighted average shares of common stock for the three months ended March 31, 1998 and 1997, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three and nine month periods ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period. For the three months ended March 31, 1998 and 1997, all stock warrants and options are considered anti-dilutive.

NOTE 5 - EQUITY TRANSACTIONS

     During the three months ended March 31, 1998, the company purchased one share of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $35,000 including accrued dividends.

                           BALTIC INTERNATIONAL USA, INC.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's revenues are derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC.

Quarter Ended March 31, 1998 and 1997

     For the quarter ended March 31, 1998, the Company had revenues of $167,898 compared with $292,700 for the quarter ended March 31, 1997. The 43% decrease is due to a decrease in the net equity in earnings of catering operations due to the reversal in 1997 of a reserve recorded on the final determination of RCS' income tax status for 1996 and the additional general and administrative costs at AIRO in 1998 for the infrastructure of AIRO which did not exist in the first quarter of 1997. The tax determination was received in 1997 in favor of RCS. AIRO built up its infrastructure during the first quarter of 1998 to have its manpower in place for the expansion of new kitchens, including the kitchen in Tallinn, Estonia started in January 1998 and the kitchen in Kiev, Ukraine started in May 1998. Additionally, the Company transferred its remaining interest in RCS to AIRO in the first quarter of 1998 as part of capital contribution. As part of this contribution, the Company's partners in AIRO made their pro rata share contributions consisting of cash of $1,000,000 and services with a value of $197,990. This transfer resulted in the Company proportionate share of RCS decreasing to approximately 27% for 1998 from 41% for 1997, but increased the overall value of AIRO and maintained the Company's 46% interest in AIRO.

     The number of meals sold by AIRO's in-flight kitchens increased by 64% to 120,802 meals sold in the first quarter of 1998 from 73,483 meals sold in the first quarter of 1997. This increase is due to the opening of the Tallinn kitchen in January 1998 and a 9% increase in meals sold in Riga.

     The Company's operating expenses for the quarter ended March 31, 1998 were $397,500 compared to $370,611 for the same quarter in 1997. The increase is primarily due to an increase in general and administrative expenses. This increase was due primarily to increased professional fees and costs associated with the Vilnius office of ADC which was started in May 1997, offset partially by reductions in other general and administrative expenses, principally management salaries and consulting costs. The increase of professional fees is the result of accounting fees incurred during the first quarter of 1998 and most of these fees were incurred in the second quarter instead of the first quarter of 1997. Personnel and consulting decreased from 1997 to 1998 to offset these increases.

     Interest expense decreased to $66,813 in the first quarter of 1998 from $133,252 in 1997, reflecting the decreased amortization of debt costs and discount for borrowings incurred during the fourth quarter of 1996. This interest expense is related to debt used for a capital contribution to airBaltic and the expansion of the Company's activities.

The Company had a net loss of $275,657 for the quarter ended March 31, 1998 compared to a net loss of $207,238 for the quarter ended March 31, 1997.

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

            Pro forma Condensed Combined Statement of Operations
                For the Three Months Ended March 31, 1998

                                           Proportionate
                                              Share of                   Pro forma
                                Company         Joint                    Combined
                             (As reported)   Operations   Eliminations   Company
Operating revenues             $  167,898    $  447,550    $ (42,530)    $  572,918
Operating expenses                397,500       341,763            -        739,263
                               ----------    ----------    ---------     ----------
Income (loss) from operations    (229,602)      105,787      (42,530)      (166,345)
Other income (expense)            (46,055)            -            -        (46,055)
                               ----------    ----------    ---------     ----------
Income (loss) before
  income taxes                   (275,657)      105,787      (42,530)      (212,400)
Minority interest                       -       (52,328)           -        (52,328)
Provision for income taxes              -       (10,929)           -        (10,929)
                               ----------    ----------    ---------     ----------
Net income (loss)              $ (275,657)   $   42,530    $ (42,530)    $ (275,657)
                               ==========    ==========    =========     ==========

Liquidity and Capital Resources

     The Company had $675,244 in cash at March 31, 1998, compared to $965,992 at December 31, 1997.

     At March 31, 1998, the Company had working capital deficit of $1,669,296 as compared to $693,699 at December 31, 1997. The decrease in the working capital is due primarily to a decrease in cash of $290,748 and a decrease in accounts receivable of $110,222 and an increase in short-term debt of $1,991,289.

     Net cash used in operating activities for the three months ended March 31, 1998 was $211,369 as compared to $236,800 for the same period of 1997. Such decrease was primarily due to the improved results from operations other than the joint operations. Net cash used by investing activities was $4,918 for the three months ended March 31, 1998 compared to $1,974 for the three months ended March 31, 1997. Net cash used by financing activities was $74,461 for the three months ended March 31, 1998 compared to net cash provided by of $6,667 for the three months ended March 31, 1997.

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

                Pro forma Condensed Combined Balance Sheet
                            As of March 31, 1998


                                    Proportionate
                                      Share of                     Pro forma
                        Company         Joint                      Combined
                      (As reported)  Operations   Eliminations     Company

Current assets          $  991,299   $  346,177    $  (33,831)    $1,303,645
Investments in and
  advances to joint
  operations             4,380,048            -    (1,063,514)     3,316,534
Property and other
assets, net                247,348    2,566,730    (2,169,899)       644,179
                        ----------   ----------    ----------     ----------
Total assets            $5,618,695   $2,912,907   $(3,267,244)    $5,264,358
                        ==========   ==========    ==========     ==========

Current liabilities     $2,660,595   $  164,601   $  (543,169)    $2,282,027
Minority interest                -       24,231             -         24,231
Stockholders' and
  partners' equity       2,958,100    2,724,075    (2,724,075)     2,958,100
                        ----------   ----------    ----------     ----------
Total liabilities and
  equity                $5,618,695   $2,912,907   $(3,267,244)    $5,264,358
                        ==========   ==========    ==========     ==========

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

Item 3.     Defaults Upon Senior Securities, None

Item 4.     Submission of Matters to a Vote of Security-Holders, None

Item 5.     Other Information, None

Item 6.     Exhibits and Reports on Form 8-K:

            (a)     Exhibits, None

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                         BALTIC INTERNATIONAL USA, INC.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                  (Registrant)


Date:  May 19, 1998                           By:  /s/ Robert L. Knauss
       --------------------------                  ---------------------------
                                                   Robert L. Knauss,
                                                   Chairman of the Board and
                                                     Chief Executive Officer


Date:  May 19, 1998                           By:  /s/ David A. Grossman
       --------------------------                  ---------------------------
                                                   David A. Grossman,
                                                   Chief Financial Officer and
                                                     Corporate Secretary