Form 10QSB
period 1998-06-30
BALTIC INTERNATIONAL USA INC
filed 1998-08-17
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For Quarterly Period Ended June 30, 1998.
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


Number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1998: 15,586,785 shares.


Transitional Small Business Disclosure Format (Check one):  Yes    ; No X .

                         BALTIC INTERNATIONAL USA, INC.

                              TABLE OF CONTENTS

                                                                          Page

     PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements
          Condensed Balance Sheets -
            June 30, 1998 and December 31, 1997                             3
          Condensed Statements of Operations -
            Three Months Ended June 30, 1998 and 1997
            and Six Months Ended June 30, 1998 and 1997                     4
          Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997                         5
          Notes to Condensed Financial Statements                           6

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

     PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            12

     Item 2 - Changes in Securities                                        12

     Item 3 - Defaults on Senior Securities                                12

     Item 4 - Submission of Matters to a Vote of Security Holders          12

     Item 5 - Other Information                                            12

     Item 6 - Exhibits and Reports on Form 8-K                             12

     Signatures                                                            13

                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                     June 30,     December 31,
                                                        1998           1997

                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   352,215    $   965,992
  Accounts receivable                                  228,603        273,234
  Inventory                                            106,721        195,971
  Prepaids and deposits                                  9,830         11,446
                                                   -----------    -----------
    Total current assets                               697,369      1,446,643
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                             18,451         12,836
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS       4,390,094      4,316,168
OTHER ASSETS                                            28,484         31,649
GOODWILL, NET                                          194,118        208,848
                                                   -----------    -----------
    Total assets                                   $ 5,328,516    $ 6,016,144
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $   638,087    $   669,233
  Short-term debt, net                               2,050,000         83,711
                                                   -----------    -----------
    Total current liabilities                        2,688,087        752,944
                                                   -----------    -----------

LONG-TERM DEBT TO A SHAREHOLDER                              -      2,000,000
                                                   -----------    -----------
    Total liabilities                                2,688,087      2,752,944
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Warrants                                           1,306,610      1,306,610
  Preferred stock:
    Series A, convertible, $10 par value,
      499,930 shares authorized, 123,000 shares
      issued and outstanding                         1,230,000      1,230,000
    Series B, convertible, $10 par value,
      $25,000 stated value, 70 shares authorized,
      14 and 16 shares issued and outstanding          350,000        400,000
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 15,629,229 and 15,502,792 shares
    issued and 15,586,785 and 15,460,348 shares
    outstanding                                        156,292        155,028
  Additional paid-in capital                        11,717,776     11,687,809
  Accumulated deficit                              (12,099,709)   (11,495,707)
  Treasury stock, at cost                              (20,540)       (20,540)
                                                   -----------    -----------
    Total shareholders' equity                       2,640,429      3,263,200
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $ 5,328,516    $ 6,016,144
                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                                   Three Months Ended June 30,       Six Months Ended June 30,
                                     1998             1997             1998           1997
REVENUES:
 Freight revenue                  $ 47,699        $  58,273        $  94,470      $ 112,055
 Food distribution                 224,894           79,001          283,991        140,530
 General sales agency revenue       19,500           19,500           39,000         39,000
 Net equity in earnings of
   joint operations                 (3,379)          85,785           39,151        243,674
                                   -------          -------          -------        -------
 Total operating revenues          288,714          242,559          456,612        535,259
                                   -------          -------          -------        -------
OPERATING EXPENSES:
 Cost of revenue                   243,744           99,178          331,298        176,231
 General and administrative        245,502          204,272          555,448        497,830
                                   -------          -------          -------        -------
 Total operating expenses          489,246          303,450          886,746        674,061
                                   -------          -------          -------        -------
LOSS FROM OPERATIONS              (200,532)         (60,891)        (430,134)      (138,802)
                                   -------          -------          -------        -------
OTHER INCOME (EXPENSE):
 Interest expense                  (66,250)        (141,980)        (133,063)      (275,232)
 Interest income                    18,514                1           40,476              5
 Other income (expense)               (105)          66,642           (1,309)        70,563
                                   -------          -------          -------        -------
 Total other income (expense)      (47,841)         (75,337)         (93,896)      (204,664)
                                   -------          -------          -------        -------

LOSS BEFORE INCOME TAXES          (248,373)        (136,228)        (524,030)      (343,466)

INCOME TAX EXPENSE                       -                -                -              -
                                   -------          -------          -------        -------
NET LOSS                        $ (248,373)      $ (136,228)      $ (524,030)    $ (343,466)
                                   -------          -------          -------        -------

LESS PREFERRED DIVIDENDS           (39,510)        (117,302)         (79,972)      (167,004)
                                   -------          -------          -------        -------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                  $ (287,883)      $ (253,530)      $ (604,002)    $ (510,470)
                                   =======          =======          =======        =======


PER SHARE AMOUNTS:
Basic                              $ (0.02)         $ (0.02)         $ (0.04)       $ (0.05)
Diluted                            $ (0.02)         $ (0.03)         $ (0.04)       $ (0.07)




See accompanying notes to condensed consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
              Condensed Consolidated Statements of Cash Flows
                                 (unaudited)



                                                For the Six Months
                                                   Ended June 30,
                                               1998              1997
Cash flows from operating activities:
 Net loss                                  $ (524,030)       $ (343,466)
 Noncash adjustments:
  Net equity in (earnings) and losses
    of joint operations                       (39,151)         (243,674)
  Gain on sale of assets                            -           (62,510)
  Other                                        16,553           127,045
  Changes in assets and liabilities           119,932          (100,271)
                                              -------         ---------
Net cash used by operating activities        (426,696)         (622,876)
                                              -------         ---------
Cash flows from investing activities:
 Investment in and advances to joint
   operations                                 (14,432)           (4,649)
 Distributions and repayments from joint
   operations                                       -            47,228
Acquisition of property and equipment          (7,438)                -
                                              -------         ---------
Net cash provided (used) by
  investing activities                        (21,870)           42,579
                                              -------         ---------
Cash flows from financing activities:
 New borrowings                                     -            55,000
 Repayment of debt and long-term obligations  (33,711)          (10,000)
 Purchase of preferred stock                  (59,761)                -
 Issuance of stock, net of related costs            -           191,867
 Payment of dividends                         (71,739)                -
                                              -------         ---------
Net cash provided by financing activities    (165,211)          236,867
                                              -------         ---------
Net decrease in cash and cash equivalents    (613,777)         (343,430)
Cash and cash equivalents,
  beginning of period                         965,992           384,245
                                              -------         ---------
Cash and cash equivalents, end of period     $352,215          $ 40,815
                                              =======         =========



See accompanying notes to condensed consolidated financial statements.

                          BALTIC INTERNATIONAL USA, INC.
                Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended June 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company currently owns an 8.02% interest in airBaltic Corporation SIA ("airBaltic"), the national airline of Latvia. The Company will expand its catering operations through its 46% interest in AIRO Catering Services ("AIRO"). In March 1998, the Company transferred its remaining interest in Riga Catering Services ("RCS") to AIRO as part of a capital contribution. In January 1998, AIRO opened a in-flight catering kitchen in Tallinn, Estonia, and in May 1998, AIRO opened its third kitchen in Kiev, Ukraine. The Company also serves as a cargo marketing and sales company to airBaltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF"). American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a beverage and food distribution company.

     The Company also owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to airBaltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date. The Company made significant investment in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through June 30, 1998.

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

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required to and will adopt SOP 98-1 and SOP 98-5 in the first quarter of 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                             June 30,       December 31,
                                               1998             1997
Joint operations accounted for using
cost method:
airBaltic                                   $2,144,212       $2,144,212
BIA                                          1,145,747        1,131,315
LAMCO                                           40,000           40,000
                                             ---------        ---------
Subtotal                                     3,329,959        3,315,527
                                             ---------        ---------
Joint operations accounted for using
equity method:
BCS                                             44,298           44,298
AIRO                                         1,015,837          784,991
RCS                                                  -          171,352
                                             ---------        ---------
Subtotal                                     1,060,135        1,000,641
                                             ---------        ---------
Total                                       $4,390,094       $4,316,168
                                             =========        =========

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                             June 30,       December 31,
                                               1998            1997

Current assets                             $   750,787      $   920,152
Noncurrent assets                            5,592,834        3,385,511
                                            ----------       ----------
Total assets                               $ 6,343,621      $ 4,305,663
                                            ==========       ==========

Current liabilities                        $   356,898      $ 3,461,788
Minority interest                               52,825                -
Equity                                       5,933,898          843,875
                                            ----------       ----------
Total liabilities and equity               $ 6,343,621      $ 4,305,663
                                            ==========       ==========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                              Three Months Ended June 30,        Six Months Ended June 30,
                                 1998             1997             1998             1997
Combined 100% Basis:
Operating revenues           $ 1,360,318      $   939,818      $ 2,331,508      $ 1,390,965
                             ===========      ===========      ===========      ===========
Income from operations       $   202,563      $   222,828      $   402,422      $   420,347
                             ===========      ===========      ===========      ===========
Net income (loss)            $   (45,385)     $   232,654      $    16,569      $   613,986
                             ===========      ===========      ===========      ===========

Company Percentage Interest:
Operating revenues           $   626,043      $   320,130      $ 1,073,593      $   581,995
                             ===========      ===========      ===========      ===========
Income from operations       $   110,355      $    84,568      $   216,142      $   166,450
                             ===========      ===========      ===========      ===========
Net income (loss)            $    (3,379)     $    88,116      $    39,151      $   246,005
                             ===========      ===========      ===========      ===========

NOTE 5 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using 15,586,785 and 7,680,041 weighted average shares of common stock for the three months ended June 30, 1998 and 1997, respectively, and 15,549,031 and 7,606,757 weighted average shares of common stock for the six months ended June 30, 1998 and 1997, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three and six month periods ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period. For each of these periods, all stock warrants and options are considered anti-dilutive.

NOTE 6 - EQUITY TRANSACTIONS

     During the three months ended June 30, 1998, the Company purchased one share of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $35,000 including accrued dividends.

                          BALTIC INTERNATIONAL USA, INC.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's revenues are derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC.

Quarter Ended June 30, 1998 and 1997

     For the quarter ended June 30, 1998, the Company had revenues of $288,714 compared with $242,559 for the quarter ended June 30, 1997. The 19% increase is due to an increase in food distribution revenue resulting from the Company focusing the operations of ADC on beer distribution and adding additional beers to its products for distribution. ADC is now the largest beer importer in Latvia. This increase was partially offset by decreases in freight revenue and net equity in earnings of catering operations and the decrease in net equity in earnings of joint operations is principally due to the additional general and administrative costs at AIRO in 1998 for the infrastructure of AIRO which did not exist in the second quarter of 1997. AIRO built up its infrastructure during the first six months of 1998 to have its manpower in place for the expansion of new kitchens, including the kitchen in Tallinn, Estonia opened in January 1998 and the kitchen in Kiev, Ukraine opened in May 1998. Additionally, the Company transferred its remaining interest in RCS to AIRO in the first quarter of 1998 as part of a capital contribution. As part of this contribution, the Company's partners in AIRO made their pro rata share contributions consisting of cash of $1,000,000 and services with a value of $197,990. This transfer resulted in the Company's proportionate share of RCS decreasing to approximately 27% for 1998 from 41% for 1997, but increased the overall value of AIRO and maintained the Company's 46% interest in AIRO.

     The number of meals sold by AIRO's in-flight kitchens increased by 91% to 177,013 meals sold in the second quarter of 1998 from 92,778 meals sold in the second quarter of 1997. This increase is due to the opening of the Tallinn kitchen in January 1998 and the Kiev kitchen in May 1998 and a 19% increase in meals sold in Riga.

     The Company's operating expenses for the quarter ended June 30, 1998 were $489,246 compared to $303,450 for the same quarter in 1997. The increase is due to an increase in cost of revenue resulting from higher food distribution sales. General and administrative expenses increased to $245,502 in 1998 from $204,272 in the same quarter of 1997. This increase was due primarily to increased general and administrative costs of ADC in 1998 compared to 1997 and increased legal and professional costs related to the registration of outstanding securities in 1998.

     Interest expense decreased to $66,250 in the second quarter of 1998 from $141,980 in 1997, reflecting the decreased amortization of debt costs and discount for borrowings.

     The Company recorded a gain of $62,510 on the transfer of 2.82% of RCS to AIRO during the second quarter of 1997. No such gain was recorded in 1998.

Six months Ended June 30, 1998 and 1997

     For the six months ended June 30, 1998, the Company had revenues of $456,612 compared with $535,259 for the six months ended June 30, 1997. The decrease in year-to-date revenues was due to a decrease in the net equity in earnings of catering operations due to the reversal in 1997 of a reserve recorded on the final determination of RCS' income tax status for 1996 and the additional general and administrative costs at AIRO in 1998 for the infrastructure of AIRO which did not exist in the first six months of 1997. The tax determination was received in 1997 in favor of RCS. The decrease was partially offset by the increase in food distribution revenue in the second quarter discussed above.

     The number of meals sold by AIRO's in-flight kitchens increased by 79% to 297,815 meals sold in the first six months of 1998 from 166,261 meals sold in the first six months of 1997. This increase is due to the openings of the Tallinn kitchen in January 1998 and the Kiev kitchen in May 1998 and a 14% increase in meals sold in Riga.

     The Company's operating expenses for the six months ended June 30, 1998 were $886,746 compared to $674,061 for 1997. Year-to-date operating expenses were impacted by the same factors that affected the second quarter results.

The Company recorded a gain of $62,510 on the transfer of 2.82% of RCS to AIRO during the second quarter of 1997. No such gain was recorded in 1998.

     The Company had a net loss of $524,030 for the six months ended June 30, 1998 compared to a net loss of $343,466 for the six months ended June 30, 1997.

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

            Pro Forma Condensed Combined Statement of Operations
                For the Six Months Ended June 30, 1998

                                           Proportionate
                                              Share of                   Pro Forma
                                Company         Joint                    Combined
                             (As reported)   Operations   Eliminations   Company
Operating revenues             $  456,612    $1,073,593    $ (39,151)    $1,491,054
Operating expenses                886,746       857,451            -      1,744,197
                               ----------    ----------    ---------     ----------
Income (loss) from operations    (430,134)      216,142      (39,151)      (253,143)
Other income (expense)            (93,896)      (27,117)           -       (121,013)
                               ----------    ----------    ---------     ----------
Income (loss) before
  income taxes                   (524,030)      189,025      (39,151)      (374,156)
Minority interest                       -      (120,652)           -       (120,652)
Provision for income taxes              -       (29,222)           -        (29,222)
                               ----------    ----------    ---------     ----------
Net income (loss)              $ (524,030)   $   39,151    $ (39,151)    $ (524,030)
                               ==========    ==========    =========     ==========


Liquidity and Capital Resources

     The Company had $352,215 in cash at June 30, 1998, compared to $965,992 at December 31, 1997.

     At June 30, 1998, the Company had a working capital deficit of $1,990,718 as compared to working capital of $693,699 at December 31, 1997. The decrease in the working capital is due primarily to a decrease in cash of $613,777 and an increase in short-term debt of $1,966,289. The increase in short-term debt is primarily due to the reclassification of a $2,000,000 loan from long-term debt at December 31, 1997 to short-term debt at June 30, 1998.

     Net cash used in operating activities for the six months ended June
30, 1998 was $426,696 as compared to $622,876 for the same period of 1997. Such decrease was primarily due to a lower level of food inventory resulting from the focus on beer distribution for ADC, less cash used on prepaid expenses and better collection of accounts receivable. Net cash used by investing activities was $21,870 for the six months ended June 30, 1998 compared to $42,579 provided by investing activities for the six months ended June 30, 1997. The change was due primarily to the decrease in distributions from the joint operations. Net cash used by financing activities was $165,211 for the six months ended June 30, 1998 compared to net cash provided by common stock of $236,867 for the six months ended June 30, 1997. The change was primarily due to the proceeds of $191,867 raised from the issuance of common stock and proceeds of $55,000 from borrowings during 1997 with no such financing activities in 1998. Additionally, the Company purchased two shares of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $70,000 including accrued dividends and paid dividends of $61,500 to the shareholders of the Convertible Redeemable Series A Preferred Stock during the first six months of 1998 with no such payments in the first six months of 1997.

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

                Pro Forma Condensed Combined Balance Sheet
                            As of June 30, 1998


                                    Proportionate
                                      Share of                     Pro Forma
                        Company         Joint                      Combined
                      (As reported)  Operations   Eliminations     Company

Current assets          $  697,369   $  346,177    $  (47,734)    $  995,812
Investments in and
  advances to joint
  operations             4,390,094            -    (1,060,135)     3,329,959
Property and other
assets, net                241,053    2,566,730    (2,240,940)       566,843
                        ----------   ----------    ----------     ----------
Total assets            $5,328,516   $2,912,907   $(3,348,809)    $4,892,614
                        ==========   ==========    ==========     ==========

Current liabilities     $2,688,087   $  164,601   $  (624,734)    $2,227,954
Minority interest                -       24,231             -         24,231
Stockholders' and
  partners' equity       2,640,429    2,724,075    (2,724,075)     2,640,429
                        ----------   ----------    ----------     ----------
Total liabilities and
  equity                $5,328,516   $2,912,907   $(3,348,809)    $4,892,614
                        ==========   ==========    ==========     ==========

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

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                         BALTIC INTERNATIONAL USA, INC.


                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                      --------------------------------------
                                 (Registrant)


Date:  August 14, 1998                 By:  /s/ Robert L. Knauss
                                            --------------------------------
                                            Robert L. Knauss,
                                            Chairman of the Board and
                                              Chief Executive Officer


Date:  August 14, 1998                 By:  /s/ David A. Grossman
                                            --------------------------------
                                            David A. Grossman,
                                            Chief Financial Officer and
                                              Corporate Secretary