Form 10QSB
period 1998-09-30
BALTIC INTERNATIONAL USA INC
filed 1998-11-20
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For Quarterly Period Ended September 30, 1998.
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From             to            .

Commission File Number:  0-26558

                         BALTIC INTERNATIONAL USA, INC.
       (Exact name of small business issuer as specified in its charter)

       TEXAS                                            76-0336843
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                      Identification No.)

              5151 San Felipe, Suite 1661, Houston, Texas  77056
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


Number of shares outstanding of each of the issuer's classes of common stock as of November 13, 1998: 15,586,785 shares.


Transitional Small Business Disclosure Format (Check one):  Yes    ; No X .

                         BALTIC INTERNATIONAL USA, INC.

                              TABLE OF CONTENTS

                                                                          Page

     PART I - FINANCIAL INFORMATION
     Item 1 - Consolidated Financial Statements
          Condensed Balance Sheets -
            September 30, 1998 and December 31, 1997                        3
          Condensed Statements of Operations -
            Three Months Ended September 30, 1998 and 1997
            and Nine Months Ended September 30, 1998 and 1997               4
          Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997                   5
          Notes to Condensed Financial Statements                           6

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

     PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            12

     Item 2 - Changes in Securities                                        12

     Item 3 - Defaults Upon Senior Securities                              12

     Item 4 - Submission of Matters to a Vote of Security Holders          12

     Item 5 - Other Information                                            12

     Item 6 - Exhibits and Reports on Form 8-K                             12

     Signatures                                                            13

                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                 September 30,     December 31,
                                                        1998           1997

                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   173,557    $   965,992
  Accounts receivable                                  196,452        273,234
  Inventory                                            117,672        195,971
  Prepaids and deposits                                 12,579         11,446
                                                   -----------    -----------
    Total current assets                               500,260      1,446,643
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                             29,758         12,836
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS       4,390,752      4,316,168
OTHER ASSETS                                            31,277         31,649
GOODWILL, NET                                                -        208,848
                                                   -----------    -----------
    Total assets                                   $ 4,952,047    $ 6,016,144
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $   713,950    $   669,233
  Short-term debt, net                               2,050,000         83,711
                                                   -----------    -----------
    Total current liabilities                        2,763,950        752,944
                                                   -----------    -----------

LONG-TERM DEBT TO A SHAREHOLDER                              -      2,000,000
                                                   -----------    -----------
    Total liabilities                                2,763,950      2,752,944
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Warrants                                           1,306,610      1,306,610
  Preferred stock:
    Series A, convertible, $10 par value,
      499,930 shares authorized, 123,000 shares
      issued and outstanding                         1,230,000      1,230,000
    Series B, convertible, $10 par value,
      $25,000 stated value, 70 shares authorized,
      14 and 16 shares issued and outstanding          350,000        400,000
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 15,629,229 and 15,502,792 shares
    issued and 15,586,785 and 15,460,348 shares
    outstanding                                        156,292        155,028
  Additional paid-in capital                        11,717,776     11,687,809
  Accumulated deficit                              (12,552,041)   (11,495,707)
  Treasury stock, at cost                              (20,540)       (20,540)
                                                   -----------    -----------
    Total shareholders' equity                       2,188,097      3,263,200
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $ 4,952,047    $ 6,016,144
                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                              Three Months Ended September 30,    Nine Months Ended September 30,
                                     1998             1997             1998           1997
REVENUES:
 Food distribution               $ 116,767        $ 123,019      $   400,758      $ 263,549
 General sales agency revenue       19,500           19,500           58,500         58,500
 Net equity in earnings of
   joint operations                   (575)         110,663           38,576        354,337
                                   -------          -------        ---------        -------
 Total operating revenues          135,692          253,182          497,834        676,386
                                   -------          -------        ---------        -------
OPERATING EXPENSES:
 Cost of revenue                   124,723           76,924          386,737        178,054
 General and administrative        166,940          339,126          680,391        800,344
                                   -------          -------        ---------        -------
 Total operating expenses          291,663          416,050        1,067,128        978,398
                                   -------          -------        ---------        -------
LOSS FROM OPERATIONS              (155,971)        (162,868)        (569,294)      (302,012)
                                   -------          -------        ---------        -------
OTHER INCOME (EXPENSE):
 Interest expense                  (66,250)        (133,148)        (199,313)      (408,381)
 Interest income                    16,207            3,273           56,683          3,278
 Other income (expense)                 77           (3,571)            (425)        66,992
                                   -------          -------        ---------        -------
 Total other income (expense)      (49,966)        (133,446)        (143,055)      (338,111)
                                   -------          -------        ---------        -------

LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS         (205,937)        (296,314)        (712,349)      (640,123)

INCOME TAX EXPENSE                       -                -                -              -
                                   -------          -------        ---------        -------
LOSS FROM CONTINUING OPERATIONS   (205,937)        (296,314)        (712,349)      (640,123)

DISCONTINUED OPERATIONS           (206,823)          (8,772)        (224,441)        (8,429)
                                   -------          -------        ---------        -------
NET LOSS                        $ (412,760)      $ (305,086)     $  (936,790)    $ (648,552)
                                   -------          -------        ---------        -------

LESS PREFERRED DIVIDENDS           (39,572)         (67,778)        (119,544)      (234,782)
                                   -------          -------        ---------        -------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                  $ (452,332)      $ (372,864)     $(1,056,334)    $ (883,334)
                                   =======          =======        =========        =======


PER SHARE AMOUNTS:
Basic and Diluted:
  Continuing operations            $ (0.02)         $ (0.04)         $ (0.05)       $ (0.10)
  Discontinued operations          $ (0.01)         $     -          $ (0.02)       $     -
  Total                            $ (0.03)         $ (0.04)         $ (0.07)       $ (0.10)




See accompanying notes to condensed consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
              Condensed Consolidated Statements of Cash Flows
                                 (unaudited)



                                                For the Nine Months
                                                Ended September 30,
                                               1998              1997
Cash flows from operating activities:
 Net loss                                  $ (936,790)       $ (648,552)
 Noncash adjustments:
  Net equity in earnings of
   joint operations                           (38,576)         (354,337)
  Gain on sale of assets                            -           (62,510)
  Other                                       211,399           188,174
  Changes in current assets and liabilities   202,631           (32,466)
                                              -------         ---------
Net cash used by operating activities        (561,336)         (909,691)
                                              -------         ---------
Cash flows from investing activities:
 Investment in and advances to joint
   operations                                 (24,338)         (375,866)
 Distributions and repayments from joint
   operations                                   8,673           110,957
Acquisition of property and equipment         (19,473)           (2,212)
                                              -------         ---------
Net cash used by investing activities         (35,138)         (267,121)
                                              -------         ---------
Cash flows from financing activities:
 New borrowings                                     -            55,000
 Repayment of debt and long-term obligations  (33,711)         (431,971)
 Issuance of stock, net of related costs            -         2,725,394
 Purchase of preferred stock                  (59,761)                -
 Purchase of treasury stock                         -          (292,300)
 Payment of dividends                        (102 489)                -
                                              -------         ---------
Net cash provided by financing activities    (195,961)        2,056,123
                                              -------         ---------
Net decrease in cash and cash equivalents    (792,435)          879,311
Cash and cash equivalents,
  beginning of period                         965,992           384,245
                                              -------         ---------
Cash and cash equivalents, end of period     $173,557        $1,263,556
                                              =======         =========



See accompanying notes to condensed consolidated financial statements.

                          BALTIC INTERNATIONAL USA, INC.
                Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended September 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company currently owns an 8.02% interest in airBaltic Corporation SIA ("airBaltic"), the national airline of Latvia. The Company will expand its catering operations through its 46% interest in AIRO Catering Services ("AIRO"). In March 1998, the Company transferred its remaining interest in Riga Catering Services ("RCS") to AIRO as part of a capital contribution. In January 1998, AIRO opened a in-flight catering kitchen in Tallinn, Estonia, and in May 1998, AIRO opened its third kitchen in Kiev, Ukraine. The Company served as a cargo marketing and sales company to airBaltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF"). The operations of BWAF were discontinued in August 1998. American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a beverage and food distribution company.

     The Company also owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to airBaltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date. The Company made significant investment in and advances to BIA which has incurred losses of approximately $12,700,000 from inception through September 30, 1998.

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

NOTE 3 - DISCONTINUED OPERATIONS

     In August 1998, the Company ceased the operations of BWAF. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. The unamortized goodwill resulting from the acquisition of the remaining 50% interest in BWAF was written off in the third quarter of 1998. Amounts for prior periods have been restated. Operating results for the discontinued operations were:

                           Three Months Ended September 30,    Nine Months Ended September 30,
                                 1998             1997             1998             1997
Operating revenues           $     4,590      $    48,599      $    99,061      $   160,654
                             ===========      ===========      ===========      ===========
Loss from operations         $   (30,057)     $    (8,772)     $   (47,675)     $    (8,429)
                             ===========      ===========      ===========      ===========
Net loss                     $   (30,057)     $    (8,772)     $   (47,675)     $    (8,429)
                             ===========      ===========      ===========      ===========

At September 30, 1998, BWAF had current assets aggregating $32,511, noncurrent assets of $6,292 and current liabilities of $156,379 which are included in the Company's consolidated financial statements. As the operations of BWAF were ceased, the Company has not recorded a gain or loss from the disposal of the operation.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting the components of comprehensive income. The Company adopted SFAS No. 130 as of January 1, 1998. However, the Company has no items of other comprehensive income in any period presented in the accompanying consolidated financial statements. Therefore, a separate statement of comprehensive income has not been presented.

     In June 1997, the FASB issued SFAS No. 131,"Disclosures About Segments of an Enterprise and Related Information", which requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. Additionally, it adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. Management is currently evaluating the impact of this standard on the Company's future financial reporting.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments is minimal, adoption of this standard is not expected to have a material effect on the consolidated financial statements. The Company is required to adopt SFAS No. 133 not later than the first quarter of fiscal 2000.

NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                          September 30,      December 31,
                                               1998             1997
Joint operations accounted for using
cost method:
 airBaltic                                  $2,144,212       $2,144,212
 BIA                                         1,155,653        1,131,315
 LAMCO                                          31,327           40,000
                                             ---------        ---------
Subtotal                                     3,331,192        3,315,527
                                             ---------        ---------
Joint operations accounted for using
equity method:
 BCS                                            44,298           44,298
 AIRO                                        1,015,262          784,991
 RCS                                                 -          171,352
                                             ---------        ---------
Subtotal                                     1,059,560        1,000,641
                                             ---------        ---------
Total                                       $4,390,752       $4,316,168
                                             =========        =========

     At September 30, 1998 and December 31, 1997, the Company had advances aggregating $577,000 to AIRO. These loans bear interest at rates of 8% to 10% per year. At September 30, 1998 and December 31, 1997, the Company had accrued interest receivable of $61,789 and $20,081, respectively, related to these loans.

     A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                          September 30,      December 31,
                                               1998            1997

Current assets                             $   875,753      $   920,152
Noncurrent assets                            6,838,516        3,385,511
                                            ----------       ----------
Total assets                               $ 7,714,269      $ 4,305,663
                                            ==========       ==========

Current liabilities                        $ 2,360,334      $ 3,461,788
Minority interest                              360,214                -
Equity                                       4,993,721          843,875
                                            ----------       ----------
Total liabilities and equity               $ 7,714,269      $ 4,305,663
                                            ==========       ==========

     A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                           Three Months Ended September 30,    Nine Months Ended September 30,
                                 1998             1997             1998             1997
Combined 100% Basis:
Operating revenues           $ 1,571,277      $   876,351      $ 3,902,785      $ 2,267,316
                             ===========      ===========      ===========      ===========
Income from operations       $   150,835      $   275,391      $   553,257      $   695,738
                             ===========      ===========      ===========      ===========
Net income (loss)            $   (42,899)     $   287,874      $   (26,330)     $   901,860
                             ===========      ===========      ===========      ===========

Company Percentage Interest:
Operating revenues           $   722,810      $   356,250      $ 1,796,402      $   934,925
                             ===========      ===========      ===========      ===========
Income from operations       $    88,290      $   105,666      $   304,432      $   270,883
                             ===========      ===========      ===========      ===========
Net income (loss)            $      (575)     $   110,663      $    38,576      $   354,337
                             ===========      ===========      ===========      ===========

NOTE 6 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using 15,586,785 and 10,023,196 weighted average shares of common stock for the three months ended September 30, 1998 and 1997, respectively, and 15,561,754 and 8,423,048 weighted average shares of common stock for the nine months ended September 30, 1998 and 1997, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three and nine month periods ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

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

Quarter Ended September 30, 1998 and 1997

     For the quarter ended September 30, 1998, the Company had revenues of $135,692 compared with $253,182 for the quarter ended September 30, 1997. The 46% decrease is due to the decrease in net equity in earnings of catering operations. The decrease in net equity in earnings of joint operations is principally due to the additional general and administrative costs at AIRO in 1998 for the infrastructure of AIRO which did not exist in the third quarter of 1997. AIRO built up its infrastructure during 1998 to have its manpower in place for the expansion of new kitchens, including the kitchen in Tallinn, Estonia opened in January 1998 and the kitchen in Kiev, Ukraine opened in May 1998. Additionally, the Company transferred its remaining interest in RCS to AIRO in the first quarter of 1998 as part of a capital contribution. As part of this contribution, the Company's partners in AIRO made their pro rata share contributions consisting of cash of $1,000,000 and services with a value of $197,990. This transfer resulted in the Company's proportionate share of RCS decreasing to approximately 27% for 1998 from 41% for 1997, but increased the overall value of AIRO and maintained the Company's 46% interest in AIRO.

     The number of meals sold by AIRO's in-flight kitchens increased by 91% to 206,137 meals sold in the third quarter of 1998 from 107,844 meals sold in the third quarter of 1997. This increase is due to the opening of the Tallinn kitchen in January 1998 and the Kiev kitchen in May 1998 and a 12% increase in meals sold in Riga.

     The Company's operating expenses for the quarter ended September 30, 1998 were $291,663 compared to $416,050 for the same quarter in 1997. This decrease is principally due to the decrease in general and administrative expenses to $166,940 in 1998 from $339,126 in the same quarter of 1997 resulting from the Company's continued efforts to reduce its expenses.

     Interest expense decreased to $66,250 in the third quarter of 1998 from $133,148 in 1997, reflecting the decreased amortization of debt costs and discount for borrowings.

     In August 1998, the Company discontinued the operations of BWAF. The unamortized goodwill resulting from the acquisition of the remaining 50% interest in BWAF was written off in the third quarter of 1998.

Nine months Ended September 30, 1998 and 1997

     For the nine months ended September 30, 1998, the Company had revenues of $497,834 compared with $676,386 for the nine months ended September 30, 1997. The decrease in year-to-date revenues was due to a decrease in the net equity in earnings of catering operations resulting from the additional general and administrative costs in AIRO in 1998 for the infrastructure of AIRO which did not exist in the first nine months of 1997 and the reversal in 1997 of a reserve recorded on the final determination of RCS' income tax status for 1996. The tax determination was received in 1997 in favor of RCS. The decrease was partially offset by the increase in food distribution revenue resulting from the Company focusing the operations of ADC on beer distribution and adding additional beers to its products for distribution. ADC is now the largest beer importer in Latvia.

     The number of meals sold by AIRO's in-flight kitchens increased by 84% to 503,952 meals sold in the first nine months of 1998 from 274,105 meals sold in the first nine months of 1997. This increase is due to the openings of the Tallinn kitchen in January 1998 and the Kiev kitchen in May 1998 and a 14% increase in meals sold in Riga.

The Company's operating expenses for the nine months ended September 30, 1998 were $1,067,128 compared to $978,398 for 1997. The increase is due to the increase in cost of revenue as a result of higher food distribution revenue. This increase was partially offset by the decrease in general and administrative expenses.

     Interest expense decreased to $199,313 for the first nine months of 1998 from $408,381 in 1997, reflecting the decreased interest costs and amortization of debt costs and discount for borrowings.

     In August 1998, the Company discontinued the operation of BWAF as discussed above.

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

            Pro Forma Condensed Combined Statement of Operations
                For the Nine Months Ended September 30, 1998

                                           Proportionate
                                              Share of                   Pro Forma
                                Company         Joint                    Combined
                             (As reported)   Operations   Eliminations   Company
Operating revenues             $  497,834    $1,796,402    $ (38,576)    $2,255,660
Operating expenses              1,067,128     1,491,970            -      2,559,098
                               ----------    ----------    ---------     ----------
Income (loss) from operations    (569,294)      304,432      (38,576)      (303,438)
Other income (expense)           (143,055)      (32,883)           -       (175,938)
                               ----------    ----------    ---------     ----------
Income (loss) before minority
  interest, income taxes and
  discontinued operations        (712,349)      271,549      (38,576)      (479,376)
Minority interest                       -      (189,901)           -       (189,901)
Provision for income taxes              -       (43,072)           -        (43,072)
                               ----------    ----------    ---------     ----------
Income (loss) from continuing
  operations                     (712,349)       38,576      (38,576)      (712,349)
Discontinued operations          (224,441)            -            -       (224,441)
                               ----------    ----------    ---------     ----------
Net income (loss)              $ (936,790)   $   38,576    $ (38,576)    $ (936,790)
                               ==========    ==========    =========     ==========

Liquidity and Capital Resources

     The Company had $173,557 in cash at September 30, 1998, compared to $965,992 at December 31, 1997.

     At September 30, 1998, the Company had a working capital deficit of $2,263,690 as compared to working capital of $693,699 at December 31, 1997. The decrease in the working capital deficit is due primarily to a decrease in cash of $792,435 and an increase in short-term debt of $1,966,289.

     Net cash used in operating activities for the nine months ended
September 30, 1998 was $561,336 as compared to $909,691 for the same period of 1997. Such decrease was primarily due to the higher payments of outstanding liabilities made in 1997 as compared to 1998. Net cash used by investing activities was $35,138 for the nine months ended September 30, 1998 compared to $267,121 for the nine months ended September 30, 1997. The decrease was due primarily to the decrease in advances to AIRO. Net cash used by financing activities was $195,961 for the nine months ended September 30, 1998 compared to net cash provided by financing activities of

$2,056,123 for the nine months ended September 30, 1997. The decrease was primarily due to the net proceeds of $2,725,394 raised from the issuance of common stock during 1997 with no such financing activities in 1998. Also during 1997, the Company purchased treasury stock at an aggregate cost of $297,300 and no such purchases were made in 1998. During the first nine months of 1998, the Company purchased two shares of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $70,000 including accrued dividends and paid dividends of $92,250 to the shareholders of the Convertible Redeemable Series A Preferred Stock with no such payments in the first nine months of 1997.

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

                Pro Forma Condensed Combined Balance Sheet
                         As of September 30, 1998


                                    Proportionate
                                      Share of                     Pro Forma
                        Company         Joint                      Combined
                      (As reported)  Operations   Eliminations     Company

Current assets          $  500,260   $  403,499    $  (61,789)    $  841,970
Investments in and
  advances to joint
  operations             4,390,752            -    (1,059,560)     3,331,192
Property and other
assets, net                 61,035    3,138,124    (1,810,256)     1,388,903
                        ----------   ----------    ----------     ----------
Total assets            $4,952,047   $3,541,633   $(2,931,605)    $5,562,065
                        ==========   ==========    ==========     ==========

Current liabilities     $2,763,950   $1,083,577   $  (638,789)    $3,208,738
Minority interest                -      165,230             -        165,230
Stockholders' and
  partners' equity       2,188,097    2,292,816    (2,292,816)     2,188,097
                        ----------   ----------    ----------     ----------
Total liabilities and
  equity                $4,952,047   $3,541,623   $(2,931,605)    $5,562,065
                        ==========   ==========    ==========     ==========

     The common shares of the Company began to trade on the OTC Bulletin Board under the symbol BISA on September 9, 1998. The Company's common shares were previously traded on the Nasdaq SmallCap Market.

     Year 2000 System Requirements. The Company is performing an analysis of its systems in order to determine the impact of year 2000 issues and to provide a basis for contingency plans. Management is unable to predict at this time the full impact year 2000 issues will have on the Company's operations or future financial conditions. However, the Company does not believe that costs to modify its programs and systems will be significant. The Company does not currently have information concerning the year 2000 compliance of its suppliers and customers. In the event the Company's major suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's operations could be adversely affected.

                         BALTIC INTERNATIONAL USA, INC.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings, None

Item 2.  Changes in Securities, None

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on September 22, 1998. At the meeting, shareholders voted on the election of three Class I directors for terms described in the Proxy Statement and the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

         The vote as to the election of the Class I directors was as follows:

         Nominee                      For             Withheld

         Homi M. Davier            13,324,933          26,553
         Paul R. Gregory           13,327,433          24,053
         David A. Grossman         13,327,433          24,053

         The directors whose term of office continued after the meeting are as follows:

         Name                               Term Expires

         Class II:
         James W. Goodchild                     1999
         Adolf af Jochnick                      1999
         Ted Reynolds                           1999

         Class III:
         Jonas af Jochnick                      2000
         Robert L. Knauss                       2000
         Juris Padegs                           2000

         The vote for the reappointment of Arthur Andersen LLP as independent auditors of the Company was 13,339,273 for, 12,213 against and 0 abstained.

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                         BALTIC INTERNATIONAL USA, INC.
                      --------------------------------------
                                 (Registrant)


Date:  November 16, 1998               By:  /s/ Robert L. Knauss
                                            --------------------------------
                                            Robert L. Knauss,
                                            Chairman of the Board and
                                              Chief Executive Officer


Date:  November 16, 1998               By:  /s/ David A. Grossman
                                            --------------------------------
                                            David A. Grossman,
                                            Chief Financial Officer and
                                              Corporate Secretary