Form 10KSB
period 1998-12-31
BALTIC INTERNATIONAL USA INC
filed 1999-09-01
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 1998

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
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

                           5151 San Felipe, Suite 1661
                               Houston, Texas 77056
           (Address of principal executive offices, including zip code)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 1998 were $658,585.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at August 25, 1999, based upon the last sales price as reported by the OTC Bulletin Board, was $509,458.

     As of August 25, 1999, there were 9,445,960 shares of Common Stock outstanding.


     Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .


                                TABLE OF CONTENTS
                                                                           Page

PART I
     Item 1.   Description of Business                                       3

     Item 2.   Description of Property                                       5

     Item 3.   Legal Proceedings                                             5

     Item 4.   Submission of Matters to a Vote of Security Holders           5


PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters      6

     Item 6.   Management's Discussion and Analysis or Plan of Operation     6

     Item 7.   Financial Statements                                         10

     Item 8.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                        11


PART III
     Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act                                               11

     Item 10.  Executive Compensation                                       13

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management                                                 14

     Item 12.  Certain Relationships and Related Transactions               15

     Item 13.  Exhibits and Reports on Form 8-K                             16

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

     The Company's current operations are in-flight catering through the Company's 23% interest in AIRO Catering Services and distribution of beer products through the Company's wholly owned subsidiary American Distributing Company. During 1999, the Company decided to focus on utilizing its assets to achieve profitability by acquiring business operations based in the United States. The Company is currently doing due diligence on several potential acquisitions. However, based on the Company's current financial condition, there are no assurances that the Company can complete any acquisitions.

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

     In February 1996, the Company formed AIRO Catering Services ("AIRO") with TOPflight Catering AB ("TOPflight"). TOPflight operates kitchens in Malmo, Gothenburg and Stockholm, Sweden. In this joint operation, the Company contributed its management and operational expertise, part of its interest in Riga Catering Services ("RCS"), market knowledge, knowledge of the regional customer base and labor force for a 51% interest. TOPflight contributed its technical experience in building in-flight kitchens and its interest in RCS for a 49% interest. During 1997, LSG Lufthansa Services/Sky Chefs ("LSG") purchased 51% of TOPflight.

     In December 1997, the Company entered into a share purchase and shareholder agreement with LSG. The primary purpose of the agreement is to identify AIRO as the vehicle for the development of new LSG in-flight kitchens in Eastern Europe and the Republics of the former Soviet Union. Under the agreement, the Company sold 5% of the stock of AIRO to LSG in return for the LSG commitments and $600,000 in cash. Following the share purchase, the Company controlled 46% of AIRO and LSG controls 54%.

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. As part of this transaction, the Company also entered into an option agreement giving ORESA Ventures N.V. and Celox S.A. the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of about $190,000 in debt. The option agreement expires on September 30, 1999.

     In January 1998, the Company transferred its remaining direct interest in RCS of 20.68% to AIRO as part of a capital contribution made by the partners of AIRO. As part of this capital contribution, TOPflight and LSG made their pro rata share contributions consisting of cash of $1,100,000 and services with a value of $197,990. RCS is currently owned 58.5% by AIRO and 41.5% by the principals of the Company's partner in Baltic Catering Services ("BCS").

     AIRO operates in Riga, Latvia through RCS which was started by the Company, and which caters all carriers serving Riga International Airport including Scandinavian Airlines System Denmark-Norway-Sweden ("SAS"), Lufthansa and Air Baltic. AIRO opened a new kitchen in Tallinn, Estonia in January 1998 and a new kitchen in Kiev, Ukraine in May 1998. The contract in Kiev provides for a 20-year building lease to AIRO with at least five years exclusivity.

Baltic Catering Services

     The business of BCS after the transfer of the catering business to RCS was primarily the operation of a restaurant in the Riga Airport. BCS ceased operations in 1998 and is being liquidated.

Air Baltic Corporation

     In 1992, the Company developed Baltic International Airlines ("BIA") - the first independent airline in the former Soviet Union. In October 1995, the Company sold the scheduled passenger service operations of its 49% interest in BIA, to the newly created national airline of Latvia, Air Baltic. The Company sold its 8.02% interest in Air Baltic to SAS in January 1999 for $2,144,333 cash under the terms of an option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from a shareholder.

Baltic International Airlines

     The Company currently owns an 89% interest in BIA. BIA currently has no substantive operations. The Company believes that maintaining BIA's airline certification and the availability of BIA's tax holiday in Latvia are beneficial to the Company.

American Distributing Company

     American Distributing Company ("ADC") is a wholly-owned subsidiary of the Company. It distributes Miller, Topvar and Kalnapilis beers in the Baltic States. This business commenced in December 1995 as a successor to the Company's distribution activities which began in 1993. The Company has a distribution system, offices and a 12 person staff in Riga, Latvia and Vilnius, Lithuania.

Baltic World Air Freight

     Through its wholly-owned subsidiary Baltic World Air Freight ("BWAF"), the Company served as a cargo marketer to Air Baltic and other airlines. In August 1998, the Company ceased the operations of BWAF.

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

     The business of BIA is deemed to be a preferential industry, entitling it to a three-year profit tax holiday beginning the first year in which it generates profits and a 50% reduction in profit taxes for the following two years. To date, BIA has not generated any profits in any year and currently has no operations.

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

Political, Economic and Social Climate of Destination Countries

     The Company's subsidiaries and joint operations operate in geographic areas which are subject to evolving political, economic and social climates, including other Baltic States and other republics of the former Soviet Union. Failure to improve political, economic or social stability in these regions could have an adverse effect on future operations and expansion efforts.

Competition

     The Company's business ventures face competition from other companies and individuals that have also recognized the Baltic States and Newly Independent States as a developing market. Air Baltic, as a passenger service carrier, faces competition from other airlines, many of which have longer operating histories, greater name recognition, greater financial resources, more extensive facilities and equipment and better marketing resources. Other businesses that the Company currently operates, or may operate in the future, presently compete and will compete with other entities, many of which may have greater financial, marketing and technical resources.

Employees

     The Company currently employs 3 persons on a full-time basis in the Houston office. AIRO employs 139 persons and ADC employs 12 persons. The Company has in the past, and will continue in the future, to employ independent contractors and to make extensive use of its outside directors and others as consultants. None of the employees of the Company and its subsidiaries and joint operations are represented by a labor organization. The Company believes its relationships with all of these employees are satisfactory.

Item 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 800 square feet of office space in Houston, Texas for a monthly rental of approximately $1,200. ADC leases office space in Riga, Latvia and Vilnius, Lithuania. AIRO leases space in Stockholm, Sweden; Riga, Latvia; Tallinn, Estonia and Kiev, Ukraine. The Company believes that its facilities are adequate for its current operations. The facilities of the Company's other business ventures are satisfactory for current purposes.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "BISA." On September 8, 1998, Nasdaq informed the Company that due to the bid price of the Company's Common Stock not meeting Nasdaq's minimum bid price requirement, the Company's securities were no longer to be listed on the Nasdaq Stock Market. The Company's Common Stock was immediately traded on the OTC Bulletin Board. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated:

                            1998                       1997
                      High         Low           High           Low

First Quarter       $0.594       $0.219        $0.750         $0.375
Second Quarter       0.594        0.344         0.500          0.375
Third Quarter        0.406        0.125         1.031          0.375
Fourth Quarter       0.188        0.094         0.656          0.344

     On August 25, 1999, the last sales price for the Common Stock was $0.08, and the Company believes there were approximately 1,000 beneficial holders of its Common Stock.

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

General

     In 1997 and 1998, the Company continued its strategy of making investments in businesses in Eastern Europe and further developing its existing activities in such region. In September 1997, the Company shifted its focus to concentrate on its in-flight catering operations.

     In January 1999, the Company sold its 8.02% of Air Baltic stock to SAS for $2,144,333 under the terms of the option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from a shareholder.

     The Company's revenues have historically been derived from its equity in the net income of its joint operations, beer and food distribution and commissions due from sales of airline tickets under the agreement between Air Baltic and the Company. Significant portions of the operational activities of the Company are reflected in the net equity in earnings and losses of joint operation investments. The Company uses the equity method to record its interest in its joint operations owned 20% to 50% or companies owned greater than 50% in which the Company does not have control. The Company's interests relating to joint operation activities resulted in income of $85,579 for 1998 and $361,688 for 1997.

Results of Operations

     Years Ended December 31, 1998 and 1997. Revenues for 1998 decreased by $252,027, or 28%, to $658,535 compared to $910,562 for 1997. This decrease is due to a decrease in the net equity in earnings of catering operations resulting from the additional general and administrative costs in AIRO in 1998 for the infrastructure of AIRO which did not exist in 1997 and the reversal in 1997 of a reserve recorded on the final determination of RCS' income tax status for 1996. The tax determination was received in 1997 in favor of RCS. The decrease was partially offset by the increase in food distribution revenue resulting from the Company focusing the operations of ADC on beer distribution and adding additional beers to its products for distribution.

     The number of meals sold by AIRO's in-flight kitchens increased by 91% to 694,438 meals sold in 1998 from 364,111 meals sold in 1997. This increase is due to the openings of the Tallinn kitchen in January 1998 and the Kiev kitchen in May 1998 and an 11% increase in meals sold in Riga.

     Operating expenses increased 59% to $2,544,198 for 1998 compared to $1,604,385 for 1997. This increase was due to an increase in a reserve on the Company's investment in BIA and increased food distribution costs, partially offset by a decrease in personnel and consulting and other general and administrative expenses. The Company recorded the reserve in 1998 of $1,143,115 as a result of the uncertainty of the characteristics of the contribution from the Latvian partner and the length of time that has transpired since the Latvian partner committed to make the contribution. The decrease in personnel and consulting and other general and administrative expenses results from the Company's continued efforts to reduce its overhead expenses.

     As a result of the changes in revenues and expenses discussed above, the operating loss for the Company increased 172% to $1,885,663 for 1998 from $693,823 for 1997. The Company had a net loss (including interest expense, non-recurring gains and discontinued operations discussed below) of $2,375,781 for 1998 compared to $798,458 for 1997.

     Interest expense decreased by $242,184 or 48% to $265,563 for 1998 from $507,747 in 1997, reflecting the decreased amortization of debt costs for borrowings incurred during 1996 and repaid in 1997.

     Interest income decreased to $15,536 for 1998 from $32,450 for 1997. This decrease is due primarily to interest earned on temporary investments of money from financings in 1997 prior to advances made to AIRO at the end of 1997.

     In December 1997, the Company sold 5% of the stock of AIRO to LSG for certain LSG commitments and $600,000 in cash. A gain of $569,926 was recognized on this sale.

     In August 1998, the Company discontinued the operations of BWAF. The unamortized goodwill of $176,766 resulting from the acquisition of the remaining 50% interest in BWAF was written off in 1998 and included in the loss on disposal of discontinued operations.

     The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations other than Air Baltic and BIA using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interests in Air Baltic and BIA are accounted for using the cost method. The following table presents a pro forma condensed combined statement of operations of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

            Pro forma Condensed Combined Statement of Operations
                For the Year Ended December 31, 1998

                                               Proportionate
                                                Share of                      Pro forma
                                Company           Joint                       Combined
                             (As reported)     Operations    Eliminations      Company
Operating revenues            $   658,535      $2,362,064     $ (85,579)    $ 2,935,020
Operating expenses              2,544,198       1,946,761             -       4,490,959
                               ----------      ----------     ---------      ----------
Income (loss) from operations  (1,885,663)        415,303       (85,579)     (1,555,939)
Other income (expense)           (251,962)        (34,666)            -        (286,628)
                               ----------      ----------     ---------      ----------
Income (loss) before minority
 interest, income taxes and
 discontinued operations       (2,137,625)        380,637       (85,579)     (1,842,567)
Minority interest                       -        (255,421)            -        (255,421)
Provision for income taxes              -         (39,637)            -         (39,637)
                               ----------      ----------     ---------      ----------
Income (loss) from continuing
 operations                    (2,137,625)         85,579       (85,579)     (2,137,625)
Discontinued operations          (238,156)              -             -        (238,156)
                               ----------      ----------     ---------      ----------
Net income (loss)             $(2,375,781)     $   85,579     $ (85,579)    $(2,375,781)
                               ==========      ==========     =========      ==========

Liquidity and Capital Resources

     At December 31, 1998 the Company had a working capital deficit of $2,635,670 compared to working capital of $693,699 at December 31, 1997. The decrease in working capital is due primarily to the reclassification of $2,000,000 of debt to current liabilities, which was repaid in January 1999. The Company had stockholders' equity of $709,534 at December 31, 1998.

     Net cash used by operating activities was $605,192 for 1998, compared to $1,136,596 for 1997. The decrease in cash used by operating activities in 1998 was primarily due to the Company's continued efforts to reduce its overhead expenses. Net cash used by investing activities was $54,459 for 1998, compared to $93,014 for 1997. The decrease in cash used by investing activities was attributable to the decrease in advances made to BIA partially offset by the decrease in the proceeds from the sale of assets. Net cash used by financing activities was $195,961 for the 1998, compared to cash provided of $1,811,357 for 1997 due to a decrease in financing requirements.

     The Company's consolidated balance sheet included elsewhere herein presents the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles.
The Company's interests in Air Baltic and BIA are accounted for using the cost method. The following table presents a pro forma condensed combined balance sheet of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company.
Management believes this presentation is informative of the Company's financial condition since the majority of the Company's underlying investment in its joint operations consists of net current assets.

                Pro forma Condensed Combined Balance Sheet
                           As of December 31, 1998



                                    Proportionate
                                      Share of                   Pro forma
                        Company         Joint                    Combined
                      (As reported)  Operations    Eliminations  Company

Current assets          $  348,993   $  499,608   $   (61,083)    $  787,518
Investments in and
  advances to joint
  operations             3,276,094            -    (1,131,882)     2,144,212
Property and other
  assets, net               69,110    2,967,172    (1,618,442)     1,417,840
                        ----------   ----------    ----------     ----------
Total assets            $3,694,197   $3,466,780   $(2,811,407)    $4,349,570
                        ==========   ==========    ==========     ==========

Current liabilities     $2,984,663   $  989,680   $  (610,965)    $3,363,378
Minority interest                -      276,658             -        276,658
Shareholders' and
  partners' equity         709,534    2,200,442    (2,200,442)       709,534
                        ----------   ----------    ----------     ----------
Total liabilities and
  equity                $3,694,197   $3,466,780   $(2,811,407)    $4,349,570
                        ==========   ==========    ==========     ==========

     During 1997, the Company borrowed an aggregate principal amount of $2,540,000, including bridge financing and bank debt. The majority of the borrowings for 1997 consisted of a loan from a shareholder in the amount of $2,000,000 that the Company entered into in October 1997. This loan was repaid in January 1999 after the Company exercised its right to put the shares that it owned of Air Baltic to SAS for $2,144,333. During 1997, the Company issued 7,000,000 shares of Common Stock for net proceeds of an aggregate of $2,510,501 pursuant to private sales and the exercise of stock options. Additionally in 1998 and 1997, the Company issued 126,437 and 623,128 shares of Common Stock, respectively, for payment of accounts payable and services rendered of $40,992 and $317,763 respectively.

     In connection with the private placements in 1997, the Company issued warrants to purchase 6,800,000 shares at an exercise price of $0.65 per share of Common Stock, which warrants were immediately exercisable and expire in August 2002. The Company reacquired an aggregate of 6,250,000 shares of the Company's common stock and 6,250,000 of these warrants in July 1999 as part of the consideration received from the sale of a 23% interest in AIRO.

     The Company has incurred losses since inception through December 31, 1998 and thereafter. The Company incurred losses of $2,375,781 in 1998 and $798,458 in 1997. At December 31, 1998, the Company had an accumulated deficit of $14,030,604 and current assets and current liabilities of $348,993 and $2,984,663, respectively, resulting in a working capital deficit of $2,635,670. (The current liabilities were reduced in January 1999 as the result of the repayment by the Company of a $2,000,000 shareholder loan using the proceeds from the sale of the interest in Air Baltic.) Net cash used in operating activities was $605,192 in 1998 and $1,136,596 in 1997. The Company currently has limited cash resources available and has loans due or becoming due in the near future including two notes payable of $25,000 each which matured prior to December 31, 1998 and have not yet been paid.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 1999. During March 1999 through July 1999, the Company borrowed an aggregate principal amount of $108,000 as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 10,800 shares of common stock at an exercise price of $0.15 per share. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. As part of this transaction, the Company also entered into an option agreement giving ORESA Ventures N.V. and Celox S.A. the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of approximately $190,000 in debt. The option agreement expires on September 30, 1999. If this option is not exercised by the other parties, management believes that the Company has the ability to sell the remaining interest in AIRO to another third party or use the shares as collateral for a debt financing. The Company also has loans receivable from AIRO of $577,000 that management believes could be sold to a third party at a discount or used as collateral for a loan. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations.

     The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

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

Year 2000 System Requirements

     Company's State of Readiness. The Company is performing an analysis of its systems in order to determine the impact of Year 2000 issues. Management is unable to predict at this time the full impact that Year 2000 issues will have on the Company's operations or future financial condition. The Company does not currently have information concerning the Year 2000 compliance of all of its suppliers and customers.

     Costs to Address the Company's Year 2000 Issues. The Company expects that such costs to modify its programs and systems will be less than $10,000.

     Risks of the Company's Year 2000 Issues. Although the Company believes it is unlikely, it is possible the Company could experience an adverse impact that could be material to the results of operations or the financial position of the Company as a result of potential failure by major customers or suppliers, or a delay or oversight in the Company's effort, to address Year 2000 issues. In addition, if the suppliers fail to provide their services, such failure could also have an adverse impact on the results of operations or financial position of the Company. However, management believes that if the Company's current suppliers fail to provide their services, the Company will be able to find replacement suppliers to meet its needs.

     Company's Contingency Plans. The Company expects to establish contingency plans, in the event all systems and critical suppliers have not been made Year 2000 compliant, during 1999. If the computer systems fail, management believes that the Company can maintain its systems using manual methods until the proper systems are in place.

Item 7.  FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants during the Registrant's two most recent fiscal years, nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table gives certain information with respect to the executive officers and directors of the Company:

     Name                    Age     Position

     Robert L. Knauss (3)     68     Chairman of the Board and Chief Executive
                                      Officer, Director - Class III
     David A. Grossman        36     President, Chief Financial Officer,
                                      Corporate Secretary and Director - Class I
     Homi M. Davier (1)       51     Director - Class I
     James W. Goodchild (4)   44     Director - Class II
     Paul R. Gregory (2)      58     Director - Class I
     Juris Padegs (1)(2)(3)   67     Director - Class III
     Ted Reynolds (1)(2)      68     Director - Class II
___________________________
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating Committee.
(4)  Mr. Goodchild resigned as President and Chief Operating Officer in
     March 1998.  He remains as a director of the Company.

     Mr. Knauss has served as chief executive officer since January 1994. Mr. Knauss served as Dean of the University of Houston Law Center from 1981 through December 1993. Mr. Knauss was involved in establishing the relationship between the University of Houston Law Foundation and the former Soviet Union in 1991 whereby the University of Houston Law Foundation assisted the former Soviet Union in creating the Petroleum Legislation Project, and was involved with the government of Russia in the development of privatization legislation. Mr. Knauss has served as a director of Equus Investments, Inc. since 1984 and as one of the two United States directors for the Mexico Fund since 1985. He was elected as a director of Philip Services Corp. in 1997 following the merger of Allwaste, Inc. and Philip Services Corp. and was elected chairman of the board of Philip Services Corp. in May 1998.
Securities of the Mexico Fund, Philip Services Corp. and Equus Investments, Inc. are registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Knauss is a graduate of Harvard University and the University of Michigan Law School. Mr. Knauss has traveled extensively to the former Soviet Union. Mr. Knauss has served as chairman of the board of the Company since its inception in March 1991.

     Mr. Grossman has served as president since November 1998, chief financial officer since September 1997 and as corporate secretary since December 1996. He served as comptroller from November 1995 until September 1997. Prior to joining the Company, he was an audit senior manager for Deloitte & Touche LLP. Mr. Grossman is a certified public accountant and graduated from Indiana University in 1985 with a BS degree in accounting.

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

     Mr. Goodchild has been senior credit officer of AMRESCO Builders Group, Inc. since March 1998. He served as president of the Company from September 1997 and as chief operating officer of the Company from October 1994 until March 1998. He served as chief financial officer of the Company from September 1993 until September 1997. Mr. Goodchild served as the Company's vice president of finance and development from July 1992 to August 1993. From August 1989 through June 1992, Mr. Goodchild attended the University of Houston where he acquired a BA degree in Russian and Soviet Studies, and a BA degree in International Relations. Mr. Goodchild was project administrator of the Russian Petroleum Legislation Project from July 1992 to December 1992. From 1984 to March 1989, he was employed with MCorp, formerly a Dallas-based bank holding company, where he served as senior vice president and manager of credit administration of MCorp's Collection Bank. Additionally, Mr. Goodchild acquired a BS degree in finance from the University of Houston in 1978.

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

     Mr. Padegs served as a managing director of Scudder, Stevens & Clark, an international investment and management firm from 1985 to 1996, has been employed with Scudder, Stevens & Clark since 1964 and is now Advisory Managing Director at that firm. Mr. Padegs is the chairman and director of the Korea Fund and the Brazil Fund. Mr. Padegs is the director of several other international companies. Mr. Padegs was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University. Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic American Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States. Mr. Padegs is a graduate of Yale University and Yale Law School.

     Mr. Reynolds has been president of Houston Grain Company since 1983 and vice president of Mid-America Grain Commodities since 1976. He also formed and is owner of Red River Grain Company. He is actively involved in various international business transactions. Mr. Reynolds is a graduate of Texas Christian University.

     Directors are divided into three classes with three directors in each class. The Class I directors hold office until the 2001 Annual Meeting of Shareholders, the Class II directors hold office until the 1999 Annual Meeting of Shareholders, and the Class III directors hold office until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified. The Audit Committee reviews and reports to the Board on the financial results of the Company's operations and the results of the audit services provided by the Company's independent accountants, including the fees and costs for such services. The Compensation Committee reviews compensation paid to management and recommends to the Board of Directors appropriate executive compensation. The Nominating Committee selects director nominees for election to the Board of Directors. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. In December 1997, Messrs. Davier, Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.40625 per share. Such options expire in December 2002. In December 1998, Messrs. Davier, Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.125 per share. Such options expire in December 2003.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in the Company's common stock. The Company believes that during the fiscal year ended December 31, 1998 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the chief executive officer and the only other executive officer of the Company who received total annual salary and bonus for the fiscal year ended December 31, 1998 in excess of $100,000:

                                 Summary Compensation Table


                                                                      Long-Term Compensation

                                     Annual Compensation (1)                       Securities
                                                                                   Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         1998     $100,000   $     0          $0       $     0               0
 Chief Executive       1997      120,000         0           0        51,616 (2)     244,700 (2)
  Officer              1996      120,000         0           0             0               0

David Grossman,        1998     $ 82,500   $25,000 (3) $     0       $     0               0
 President and Chief   1997       70,000         0           0        18,562 (2)      88,000 (2)
  Financial Officer    1996       70,000         0           0        10,052 (4)           0

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) In August 1997, the Company granted 122,350 and 44,000 shares of the Company's common stock and 244,700 and 88,000 options to Messrs. Knauss and Grossman, respectively, for services to be rendered. Half of the shares and options were vested in February 1998 and the remaining half vests in August 1999.
 (3)  The Company expects to pay the 1998 bonus to Mr. Grossman in 1999.
 (4) The other compensation paid to Mr. Grossman in 1996 consists of 16,667 shares of the Company's common stock for services rendered.

Stock Options

     In September 1992, the Company adopted its 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The compensation committee of the Company's Board of Directors administers the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of July 30, 1999, options to purchase an aggregate of 1,498,366 shares were outstanding under the Plan.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options and warrants during 1998.

                    Option/Warrant Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              1996          Per Share         Date
Robert L. Knauss            0              0.00%         $  -                -
David A. Grossman           0              0.00%         $  -                -

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 1998 and the stock option and warrant values as of December 31, 1998.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 1998     December 31, 1998
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       287,850/122,350            $0/$0
David A. Grossman        0           0        69,000/44,000             $0/$0

     The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 25, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of the Company's outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner (1)                Number                Percent

Robert L. Knauss                         1,333,174  (2)            13.26%
Citibank (Switzerland)                   1,000,000                 10.58%
Paul R. Gregory                            894,152  (3)             9.09%
James W. Goodchild                         590,976  (4)             6.03%
Homi M. Davier                             403,027  (5)             4.18%
Juris Padegs                               338,129  (6)             3.52%
David A. Grossman                          246,567  (7)             2.56%
Ted Reynolds                               119,000  (8)             1.25%
All directors and executive officers
 as a group  (7 persons)                 3,925,025  (9)            34.76%

 (1) The business address of each individual is the same as the address of the Company's principal executive offices except for Citibank (Switzerland) whose business address is P. O. Box 244, Zurich, Switzerland CH-8021; Mr. Goodchild whose business address is 11011 Richmond Avenue, Houston, Texas 77042; Mr. Padegs whose business address is 345 Park Avenue, New York, New York 10154; and Mr. Reynolds whose business address is 1300 Post Oak Boulevard, Suite 770, Houston, Texas 77056.
 (2) Includes an aggregate of 594,970 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable. Excludes an aggregate of 130,500 shares subject to options which are not currently exercisable.
 (3) Includes an aggregate of 378,783 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
 (4) Includes an aggregate of 345,348 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
 (5) Includes an aggregate of 179,598 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
 (6) Includes 140,688 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable.
 (7) Includes 161,900 shares subject to options which are currently exercisable. Excludes an aggregate of 130,500 shares subject to options which are not currently exercisable.
 (8) Includes 36,000 shares subject to options and warrants which are currently exercisable.
 (9) Includes an aggregate of 1,837,287 shares subject to options, warrants and Series A Preferred Stock which are currently exercisable. Excludes an aggregate of 261,000 shares subject to options which are not currently exercisable.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1997, ORESA Ventures N.V., an affiliate of Jonas af Jochnick
(a former director), advanced $500,000 to the Company, bearing interest at a rate of 13% per annum. This loan was repaid in September 1997.

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

     In October 1997, ORESA Ventures N.V. advanced $2,000,000 to the Company, bearing interest at a rate of 13% per annum. This loan was repaid in January 1999.

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. As part of this transaction, the Company also entered into an option agreement giving ORESA Ventures N.V. and Celox S.A. the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of about $190,000 in debt. The option agreement expires on September 30, 1999.

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

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

     Exhibit No.     Identification of Exhibit

     2.1             Plan and Agreement of Recapitalization   (Exhibit 2.1 to
                     Form SB-2, No. 33-74654-D)

     3.1(a)          Restated Articles of Incorporation   (Exhibit 3.1(a) to
                     Form SB-2, No. 33-74654-D)

     3.1(b)          Amended Articles of Incorporation   (Exhibit 3.1(b) to
                     Form SB-2, No. 33-74654-D)

     3.1(c)          Articles of Correction   (Exhibit 3.1(c) to Form SB-2,
                     No. 33-74654-D)

     3.2             Bylaws   (Exhibit 3.2 to Form SB-2, No. 33-74654-D)

     3.3 Statement of Resolution Establishing and Designating a Series of Shares of the Company, Series A Cumulative
                     Preferred Stock, $10.00 par value   (Exhibit 3.3 to Form
                     SB-2, No. 33-74654-D)

     3.4             Certificate of Elimination of Shares Designated as Series
                     A Cumulative Preferred Stock   (Exhibit 3.4 to Form 10-QSB
                     for the quarter ended June 30, 1995, File No. 0-26588)

     3.5 Certificate of the Designation, Preference, Rights and Limitations of Convertible Redeemable Series A Preferred
                     Stock   (Exhibit 3.5 to Form 10-QSB for the quarter ended
                     June 30, 1995, File No. 0-26588)

     4.1             Common Stock Specimen   (Exhibit 4.1 to Form SB-2,
                     No. 33-74654-D)

     10.1            1992 Equity Incentive Plan, as amended   (Exhibit 10.3 to
                     Form S-8, No. 33-90030)

     10.2            Employment Agreement between the Company and Robert L.
                     Knauss   (Exhibit 10.4 to Form SB-2, No. 33-74654-D)

     10.3 Baltic International Airlines Joint Venture Limited Liability Company Agreement between the Latvian Civil
                     Aviation Board and the Company   (Exhibit 10.7 to
                     Form SB-2, No. 33-74654-D)

     10.4 Settlement Agreement between the Company and Latvian Airlines and Ministry of Transportation of the Republic of
                     Latvia   (Exhibit 10.12 to Form SB-2, No. 33-74654-D)

     10.5            Air Baltic Joint Venture Agreement   (Exhibit 10.36 to
                     Form 8-K dated August 29, 1995, File No. 0-26588)

     10.6            Amendment to Air Baltic Joint Venture Agreement   (Exhibit
                     10.40 to Form SB-2, File No. 333-860)

     10.7            Share Purchase Agreement with SAS   (Exhibit 10.41 to Form
                     8-K dated January 10, 1996, File No. 0-26588)

     10.8            AIRO Catering Services Joint Venture Agreement   (Exhibit
                     10.42 to Form 10-KSB for the year ended December 31, 1997, File No. 0-26588)

     Exhibit No.     Identification of Exhibit

     10.9            Riga Catering Services Shareholders' Agreement   (Exhibit
                     10.43 to Form 10-KSB for the year ended December 31, 1995, File No. 0-26588)

     10.10 Statement of the Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred
                     Stock, as amended   (Exhibit 10.45 to Form SB-2, File No.
                     333-860)

     10.11           Compensatory Plan for Robert Knauss, James Goodchild and
                     David Grossman   (Exhibit 10.46 to Form 10-QSB for the
                     quarter ended September 30, 1997, File No. 0-26588)

     10.12           Promissory Note Agreement with ORESA Ventures N.V.
                     (Exhibit 10.47 to Form 10-QSB for the quarter ended September 30, 1997, File No. 0-26588)

     10.13           Share Purchase Agreement with SAS   (Exhibit 10.48 to Form
                     8-K dated January 4, 1999, File No. 0-26588)

     10.14 Share Purchase Agreement with ORESA Ventures and Celox (Exhibit 10.1 to Form 8-K dated July 12, 1999, File No. 0-26588)

     23.1            Consent of Arthur Andersen LLP

     27              Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1998.



                         BALTIC INTERNATIONAL USA, INC.

                         INDEX TO FINANCIAL STATEMENTS
                                                                        Page

Report of independent public accountants                                 F-2

Consolidated balance sheets at December 31, 1998 and 1997                F-3

Consolidated statements of operations for the years ended
     December 31, 1998 and 1997                                          F-4

Consolidated statements of shareholders' equity for the years
     ended December 31, 1998 and 1997                                    F-5

Consolidated statements of cash flows for the years ended
     December 31, 1998 and 1997                                          F-7

Notes to consolidated financial statements                               F-8



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Baltic International USA, Inc.

We have audited the accompanying consolidated balance sheets of Baltic International USA, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has incurred significant losses through December 31, 1998 and thereafter. At December 31, 1998 the Company had an accumulated deficit of $14,030,604, a working capital deficit, the Company has limited cash resources available and has obligations due or becoming due in the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





ARTHUR ANDERSEN LLP


Houston, Texas
August 26, 1999



                         BALTIC INTERNATIONAL USA, INC.
                          Consolidated Balance Sheets


                                               December 31,      December 31,
                                                   1998               1997
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                     $   110,380       $   965,992
 Accounts receivable:
  Trade                                             89,247           135,109
  Affiliates                                        74,633           138,125
 Inventory                                          66,589           195,971
 Prepaids and deposits                               8,144            11,446
                                                ----------        ----------
    Total current assets                           348,993         1,446,643
PROPERTY AND EQUIPMENT, net                         35,211            12,836
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS   3,276,094         4,316,168
OTHER ASSETS                                        33,899            31,649
GOODWILL, net                                            -           208,848
                                                ----------        ----------
    Total assets                               $ 3,694,197       $ 6,016,144
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued liabilities      $   934,663       $   669,233
 Short-term debt, net                               50,000            83,711
 Short-term debt to a shareholder                2,000,000                 -
                                                ----------        ----------
    Total current liabilities                    2,984,663           752,944
LONG-TERM DEBT TO A SHAREHOLDER                          -         2,000,000
                                                ----------        ----------
    Total liabilities                            2,984,663         2,752,944
                                                ----------        ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                        1,306,610         1,306,610
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized,
   123,000 shares issued and outstanding         1,230,000         1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 and 16 shares issued and outstanding         350,000           400,000
 Common stock, $.01 par value, 40,000,000
  shares authorized, 15,629,229 and 15,502,792
  shares issued and 15,586,785 and 15,460,348
  shares outstanding                               156,292           155,028
 Additional paid-in capital                     11,717,776        11,687,809
 Accumulated deficit                           (14,030,604)      (11,495,707)
 Treasury stock, at cost                           (20,540)          (20,540)
                                                ----------        ----------
    Total shareholders' equity                     709,534         3,263,200
                                                ----------        ----------
    Total liabilities and shareholders'
     equity                                    $ 3,694,197       $ 6,016,144
                                                ==========        ==========



     See accompanying notes to consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Operations


                                                    Year Ended December 31,

                                                    1998              1997
REVENUES:
 Food distribution                             $   494,956       $   470,874
 General sales agency revenue                       78,000            78,000
 Net equity in earnings of joint operations         85,579           361,688
                                                ----------        ----------
    Total operating revenues                       658,535           910,562
                                                ----------        ----------

OPERATING EXPENSES:
 Cost of revenue-food distribution                 490,126           452,379
 Personnel and consulting                          478,621           671,515
 Legal and professional                            129,191           109,729
 Other general and administrative                  303,145           370,792
 Reserve of investment in BIA                    1,143,115                 -
                                                ----------        ----------
    Total operating expenses                     2,544,198         1,604,385
                                                ----------        ----------

LOSS FROM OPERATIONS                            (1,885,663)         (693,823)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                 (265,563)         (507,747)
 Interest income                                    15,536            32,450
 Gain on sale of assets                                  -           569,926
 Other income (expense)                             (1,935)         (112,465)
                                                ----------        ----------
     Total other income (expense)                 (251,962)          (17,836)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                     (2,137,625)         (711,659)

INCOME TAX EXPENSE                                       -                 -
                                                 ----------        ----------
LOSS FROM CONTINUING OPERATIONS                 (2,137,625)         (711,659)

DISCONTINUED OPERATIONS:
 Loss from operations of freight operations        (47,675)          (86,799)
 Loss on disposal of freight operations           (190,481)                -
                                                ----------        ----------
NET LOSS                                       $(2,375,781)      $  (798,458)
                                                ----------        ----------

LESS PREFERRED DIVIDENDS                          (159,116)         (275,724)
                                                ----------        ----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $(2,534,897)      $(1,074,182)
                                                ==========        ==========



LOSS PER SHARE AMOUNTS (BASIC AND DILUTED):
Continuing operations                          $     (0.15)      $     (0.10)
Discontinued operations                        $     (0.01)      $     (0.01)
Total                                          $     (0.16)      $     (0.11)


     See accompanying notes to consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
               Consolidated Statements of Shareholders' Equity



                                                        Preferred Stock
                                                    Series A                  Series B
                                Warrants      Shares        Amount       Shares      Amount
Balance, January 1, 1997       $        -     123,000     $1,230,000       34      $  850,000
Common shares and warrants
 issued                         1,306,610
Preferred stock and accrued
 dividends converted to
 common stock                                                             (18)       (450,000)
Purchase of treasury shares
Reissuance of treasury shares
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
  Series B, $6221 per share
                               ----------    --------     ----------      ---      ----------
Balance, December 31, 1997     $1,306,610     123,000     $1,230,000       16      $  400,000
Common shares issued
Purchase of preferred stock                                                (2)        (50,000)
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------
Balance, December 31, 1998     $1,306,610     123,000     $1,230,000       14      $  350,000
                               ==========    ========     ==========      ===      ==========







     See accompanying notes to consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
                 Consolidated Statements of Shareholders' Equity
                                (Continued)



                                                           Additional
                                      Common stock          paid-in      Accumulated     Treasury
                                  Shares     Amount         capital         deficit        stock        Total
Balance, January 1, 1997        7,302,108   $ 73,021    $ 9,905,403    $(10,421,525)    $       -    $ 1,636,899
Common shares and
 warrants issued                7,052,913     70,529      1,256,514                                    2,633,653
Preferred stock and
 accrued dividends
 converted to common stock      1,147,771     11,478        497,597                                       59,075
Purchase of treasury shares                                                              (292,300)      (292,300)
Reissuance of treasury shares                                28,295                       271,760        300,055
Net loss                                                                   (798,458)                    (798,458)
Dividends on preferred stock:
 Series A, $1.00 per share                                                 (123,000)                    (123,000)
 Series B, $6221 per share                                                 (152,724)                    (152,724)
                               ----------   --------    -----------    ------------     ---------    -----------
Balance, December 31, 1997     15,502,792   $155,028    $11,687,809    $(11,495,707)    $ (20,540)   $ 3,263,200
Common shares issued              126,437      1,264         39,728                                       40,992
Purchase of preferred stock                                  (9,761)                                     (59,761)
Net loss                                                                 (2,375,781)                  (2,375,781)
Dividends on preferred stock:
 Series A, $1.00 per share                                                 (123,000)                    (123,000)
 Series B, $2500 per share                                                  (36,116)                     (36,116)
                               ----------   --------    -----------    ------------     ---------    -----------
Balance, December 31, 1998     15,629,229   $156,292    $11,717,776    $(14,030,604)    $ (20,540)   $   709,534
                               ==========   ========    ===========    ============     =========    ===========






     See accompanying notes to consolidated financial statements.




                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows


                                                    Year Ended December 31,

                                                    1998              1997
Cash flows from operating activities:
 Net loss                                       $(2,375,781)    $    (798,458)
 Noncash adjustments:
  Net equity in earnings of joint operations        (85,579)         (361,688)
  Reserve of investment in BIA                    1,143,115                 -
  Loss on disposal of discontinued operations       190,481                 -
  Depreciation and amortization                      35,720            37,018
  Amortization of debt costs and discount                 -           188,174
  Gain on sale of assets                                  -          (569,926)
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                               89,011          (124,522)
   Prepaid and other                                 32,379           333,553
   Inventory                                        129,382          (148,230)
   Accounts payable and accrued liabilities         236,080           382,483
   Commitments for guarantees                             -           (75,000)
                                                -----------     -------------
     Net cash used by operating activities         (605,192)       (1,136,596)
                                                -----------     -------------

Cash flows from investing activities:
 Investment in and advances to joint operations     (37,119)         (814,078)
 Distributions and repayments from joint
  operations                                          8,673           123,276
 Proceeds from sale of assets                             -           600,000
 Acquisition of property and equipment              (26,013)           (2,212)
                                                -----------     -------------
     Net cash used by investing activities          (54,459)          (93,014)
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt                                       -         2,540,000
 Repayment of debt and long-term obligations        (33,711)       (2,930,060)
 Issuance of stock, net of related costs                  -         2,524,467
 Purchase of preferred stock                        (59,761)                -
 Purchase of treasury stock                               -          (292,300)
 Preferred dividends paid                           (102,489)         (30,750)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                    (195,961)       1,811,357
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                        (855,612)         581,747
Cash and cash equivalents, beginning of period       965,992          384,245
                                                -----------     -------------
Cash and cash equivalents, end of period        $    110,380    $     965,992
                                                ===========     =============







     See accompanying notes to consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - BUSINESS OPERATIONS AND FINANCIAL CONDITION

Business operations

Baltic International USA, Inc. (the "Company" or "BIUSA"), a Texas corporation, was organized on March 1, 1991 to identify, form and participate in aviation-related and other business ventures in the former Soviet Union.

The Company initially pursued its plans to participate in airline service in Latvia through a 49% interest in a newly formed start-up airline - Baltic International Airlines ("BIA"), a limited liability company registered in the Republic of Latvia. The Company made significant investments in and advances to BIA which has incurred losses since inception. On October 1, 1995, the routes and passenger service operations of BIA were transferred as part of its capital contribution to a new Latvian carrier, Air Baltic Corporation SIA ("Air Baltic"). The Company owned a 8.02% interest in Air Baltic. As discussed in
Note 4, the Company sold its interest in Air Baltic in January 1999. BIA has no current operations and has not conducted any substantive business operations since October 1995.

The Company is also engaged in providing aviation catering services to Air Baltic and other airlines through its interest in AIRO Catering Services ("AIRO"). As discussed in Note 4, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in July 1999. As part of this transaction, the Company also entered into an option agreement giving ORESA Ventures N.V.
and Celox S.A. the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of approximately $190,000 in debt. The option agreement expires on September 30, 1999. American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a food and beverage distribution company. In August 1998, the Company ceased operations as a cargo marketer to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF").

Financial condition

The Company has incurred losses since inception through December 31, 1998 and thereafter. The Company incurred losses of $2,375,781 in 1998 and $798,458 in 1997. At December 31, 1998, the Company had an accumulated deficit of $14,030,604 and current assets and current liabilities of $348,993 and $2,984,663, respectively, resulting in a working capital deficit of $2,635,670. (The current liabilities were reduced in January 1999 as the result of the repayment by the Company of a $2,000,000 shareholder loan using the proceeds from the sale of the interest in Air Baltic.) Net cash used in operating activities was $605,192 in 1998 and $1,136,596 in 1997. The Company currently has limited cash resources available and has obligations due or becoming due in the near future.

Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 1999. During March 1999 through July 1999, the Company borrowed an aggregate principal amount of $108,000 as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 10,800 shares of common stock at an exercise price of $0.15 per share. In July 1999, the Company sold a 23% interest in AIRO for consideration that included $250,000 cash and entered into an option giving the buyers the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of approximately $190,000 in debt. If the option is not exercised by the buyers to purchase the remaining interest in AIRO by September 30, 1999, management believes that the Company has the ability to sell the remaining interest in AIRO to another third party or use the shares as collateral for a debt financing. The Company also has loans receivable from AIRO of $577,000 that management believes could be sold to a third party at a discount or used as collateral for a loan. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that the Company can continue to defer certain notes and amounts payable by the Company which are either currently due or due in the near future. However, there can be no assurance the Company will generate sufficient liquidity to maintain its operations.

The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (BWAF and ADC). All significant intercompany accounts and transactions have been eliminated. The Company accounts for its investment in the joint operations other than Air Baltic, BIA and Lithuanian Aircraft Maintenance Corporation ("LAMCO") using the equity method. The Company's interest in Air Baltic is accounted for using the cost method because the Company owned only 8.02% of Air Baltic and had no control, voting or otherwise, over Air Baltic. The Company's interest in BIA is accounted for using the cost method because BIA has no current operations and the Company is currently in the process of restructuring its investment in BIA. LAMCO was accounted for using the cost method because the Company owned only 2.6% of LAMCO and it had no operations since its inception.

Revenue recognition

Revenues are recognized when earned and expenses are recognized when the goods and services are acquired or provided.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventory consists of ADC's food and beverage products.

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

Goodwill

Goodwill results from the acquisition of the remaining 50% interest in BWAF. Goodwill is amortized over ten years. As a result of the discontinued operations of BWAF, all unamortized goodwill was written off in 1998.

Long-lived assets

The Company periodically evaluates the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income taxes

Deferred income taxes result from temporary differences between the financial statements and tax basis of assets and liabilities (see Note 6).

Loss per common share

The Company adopted SFAS No. 128, "Earnings Per Share," as of December 31, 1997. SFAS No. 128 establishes the disclosure requirements of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

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

At December 31, 1998 and 1997, the Company's cash in financial institutions exceeded the federally insured deposits limit by $0 and $786,367, respectively. An investment of $870,000 in a reverse repurchase agreement is included in cash and cash equivalents at December 31, 1997. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of $870,000 at December 31, 1997.

Foreign currency translation

Portions of the Company's operations are conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in net income. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on the Company's consolidated balance sheets as of December 31, 1998 and 1997.

New accounting pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting the components of comprehensive income. The Company adopted SFAS No. 130 as of January 1, 1998. However, the Company has no items of other comprehensive income in any period presented in the accompanying consolidated financial statements. Therefore, a separate statement of comprehensive income has not been presented.

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. This standard also requires disclosures about products and services, geographic areas and major customers.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required to and will adopt SOP 98-5 in the first quarter of 1999 and believes that adoption will have a negative effect on its net equity in earnings of joint operations of approximately $300,000 as a result of the write-off of AIRO's unamortized start-up costs.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material effect on the consolidated financial statements. The Company is required to adopt SFAS
No. 133 not later than the first quarter of fiscal 2001.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - CONSOLIDATED SUBSIDIARIES

American Distributing Company

ADC, a wholly owned subsidiary of BIUSA, distributes Miller, Topvar and Kalnapilis beer products in the Baltic States. This business commenced in December 1995, as a successor to the Company's distribution activities which began in 1993. The Company has a distribution system and offices in Riga, Latvia and Vilnius, Lithuania.

Baltic World Air Freight

The Company operated BWAF to serve as the cargo sales agent for Air Baltic and other airlines in Riga, Latvia. In August 1998, the Company ceased the operations of BWAF.

The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. The unamortized goodwill of $176,766 resulting from the acquisition of the remaining 50% interest in BWAF was written off in 1998. Amounts for prior periods have been restated to reflect the discontinued operations. Operating results for the discontinued operations were:

                                                   December 31,
                                               1998             1997

Operating revenues                          $  101,461       $  225,680
Loss from operations                        $ (128,236)      $  (74,624)
Net loss                                    $  (47,675)      $  (86,799)

At December 31, 1998, BWAF had current assets aggregating $11,688, noncurrent assets of $5,625 and current liabilities of $146,833 which are included in the Company's consolidated financial statements. The Company recorded a loss from the disposal of the operation for the write-off of the goodwill and the estimated costs to liquidate BWAF.

NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                                   December 31,
                                               1998             1997
Joint operations accounted for using
cost method:
 Air Baltic                                 $2,144,212       $2,144,212
 BIA                                                 -        1,131,315
 LAMCO                                               -           40,000
                                             ---------        ---------
Subtotal                                     2,144,212        3,315,527
                                             ---------        ---------
Joint operations accounted for using
equity method:
 BCS                                             5,000           44,298
 AIRO                                        1,126,882          784,991
 RCS                                                 -          171,352
                                             ---------        ---------
Subtotal                                     1,131,882        1,000,641
                                             ---------        ---------
Total                                       $3,276,094       $4,316,168
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

On January 4, 1999, the Company sold its remaining 8.02% interest in Air Baltic to SAS for $2,144,333 in cash under the terms of the option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from ORESA Ventures N.V. See unaudited pro forma information as of December 31, 1998 in Note 16.

Summarized financial information for Air Baltic is as follows (100%):

                                                    December 31,
                                               1998             1997

Current assets                             $10,931,000      $ 7,109,000
Noncurrent assets                           23,675,000       21,576,000
                                            ----------       ----------
Total assets                               $34,606,000      $28,685,000
                                            ==========       ==========

Current liabilities                        $22,062,000      $11,295,000
Noncurrent liabilities                      12,126,000       13,776,000
Equity                                         418,000        3,614,000
                                            ----------       ----------
Total liabilities and equity               $34,606,000      $28,685,000
                                            ==========       ==========


                                             Year Ended December 31,
                                               1998             1997

Revenues                                   $39,757,000      $36,141,000
Loss from operations                       $(5,487,000)     $(3,981,000)
Net loss                                   $(7,325,000)     $(5,651,000)

Baltic International Airlines

The Company entered into a joint venture agreement with the Latvian Civil Aviation Department, an agency of the Government of Latvia, on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. The Company currently owns a 89% interest in BIA.

As discussed in Note 1, BIA experienced significant losses which have been recognized in the Company's financial statements through a reserve of its investment in BIA. In conjunction with the transfer of BIA's passenger service operations to Air Baltic, the Company entered into negotiations with its partner to restructure BIA and obtain full ownership. The Company also made advances on behalf of BIA in 1996 to facilitate the termination of operations of BIA. In March 1997, the Company's Latvian partner in BIA agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. In May 1997, the Company capitalized $6.3 million of BIA's debt to the Company which was previously reserved by the Company. BIA will assign the promissory note from the Latvian partner to the Company. Management believes that the Latvian partner's contribution will be made during 1999 or 2000. The Company has agreed with the Latvian partner that it will forgive the promissory note of the Latvian partner in exchange for the transfer of the Latvian partner's ownership in BIA. BIA will then become a wholly owned subsidiary of the Company.

The Company recorded a reserve against the investment in BIA of $1,143,115 in 1998 as a result of the uncertainty of the characteristics of the contribution from the Latvian partner and the length of time that has transpired since the Latvian partner committed to make the contribution.

Lithuanian Aircraft Maintenance Corporation

On September 28, 1995, the Company entered into a joint operation with a joint stock company, Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania and the Municipality of Siauliai City for the establishment of an aircraft maintenance facility, LAMCO. The Company's initial investment totaled $40,000 for 2.6% of LAMCO. LAMCO was liquidated in 1998. The Company received cash of $8,673, equipment with an estimated value of $3,700 and Lithuanian government securities with a face value of approximately $28,000 from the liquidation in 1998. These government securities bear no interest, mature beginning in April 2002 and have been included in other assets on the consolidated balance sheet.

Joint operations using equity method -

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                                    December 31,
                                               1998             1997

Current assets                             $ 1,089,182      $   920,152
Noncurrent assets                            6,468,654        3,385,511
                                            ----------       ----------
Total assets                               $ 7,557,836      $ 4,305,663
                                            ==========       ==========

Current liabilities                        $ 2,157,576      $ 3,461,788
Minority interest                              603,134                -
Equity                                       4,797,126          843,875
                                            ----------       ----------
Total liabilities and equity               $ 7,557,836      $ 4,305,663
                                            ==========       ==========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                                             Year Ended December 31,
                                               1998             1997
Combined 100% Basis:
Operating revenues                         $ 5,149,474      $ 3,063,014
Income from operations                     $   637,956      $   863,358
Net income (loss)                          $   (80,867)     $   985,624

Company Percentage Interest:
Operating revenues                         $ 2,362,064      $ 1,251,768
Income from operations                     $   415,303      $   323,037
Net income                                 $    85,579      $   361,688


AIRO Catering Services and Riga Catering Services

In February 1996, the Company formed AIRO with TOPflight AB ("TOPflight"). TOPflight operates kitchens in Malmo, Gothenburg and Stockholm, Sweden. In this joint operation, the Company contributed its management and operational expertise, its partial interest in Riga Catering Services ("RCS"), market knowledge, knowledge of the regional customer base and labor force for a 51% interest, while TOPflight contributed its technical experience in building in-flight kitchens for a 49% interest. AIRO is targeting various airports for in-flight catering development. During 1997, LSG purchased 51% of TOPflight. AIRO is accounted for using the equity method as certain provisions of the partnership agreement result in the Company not having control of AIRO.

In December 1997, the Company entered into a share purchase and shareholder agreement with LSG. The primary purpose of the agreement is to identify AIRO as the vehicle for the development of new LSG in-flight kitchens in Eastern Europe and the Republics of the former Soviet Union. Under the agreement, the Company sold 5% of the stock of AIRO in return for the LSG commitments and $600,000 in cash. Following this share purchase, the Company controlled 46% of AIRO and LSG controls 54%.

In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. As part of this transaction, the Company also entered into an option agreement giving ORESA Ventures N.V. and Celox S.A. the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of approximately $190,000 in debt. The option agreement expires on September 30, 1999. See unaudited pro forma information as of December 31, 1998 in Note 16.

At December 31, 1998 and 1997, the Company had advances aggregating $577,000 to AIRO which is included in investments in and advances to joint operations in the accompanying consolidated balance sheet. These loans mature on December 31, 2000 and bear interest at rates of 8% to 10% per year.

Summarized financial information for AIRO is as follows (100%):

                                                    December 31,
                                               1998             1997

Current assets                            $ 1,089,182      $   106,615
Noncurrent assets                           6,468,654        5,787,149
                                           ----------       ----------
Total assets                              $ 7,557,836      $ 5,893,764
                                           ==========       ==========

Current liabilities                       $ 2,157,576      $ 2,144,172
Noncurrent liabilities                              -          723,046
Minority interest                             603,134                -
Equity                                      4,797,126        3,026,546
                                           ----------       ----------
Total liabilities and equity              $ 7,557,836      $ 5,893,764
                                           ==========       ==========

                                             Year Ended December 31,
                                               1998             1997

Revenues                                  $ 5,149,474      $   416,066
Income from operations                    $   637,956      $    78,379
Net income (loss)                         $   (80,867)     $     3,379


On April 2, 1996, the catering operations of BCS were acquired by RCS, previously owned by TOPflight, in exchange for shares in RCS. In April 1997, the Company transferred 2.82% of its interest in RCS to AIRO as part of a capital contribution. In January 1998, the Company transferred its remaining direct interest in RCS to AIRO as part of a capital contribution. At December 31, 1998, RCS was owned 58.5% by AIRO and 41.5% by the principals of the Company's partner in BCS.

In 1997, RCS declared dividends payable to its shareholders aggregating $508,475 that were unpaid as of December 31, 1997. The Company's share of these dividends was $105,153 and is included in accounts receivable from affiliates on the consolidated balance sheet as of December 31, 1997. The Company received $88,810 in 1998 prior to the transfer of the interest in RCS to AIRO. The remaining amount was transferred to the investment in AIRO.

Summarized 1997 financial information for RCS is as follows (100%):

                                       December 31, 1997

Current assets                            $   770,181
Noncurrent assets                             404,279
                                           ----------
Total assets                              $ 1,174,460
                                           ==========

Current liabilities                       $   572,982
Equity                                        601,478
                                           ----------
Total liabilities and equity              $ 1,174,460
                                           ==========

                                           Year Ended
                                       December 31, 1997

Revenues                                  $ 2,835,465
Income from operations                    $ 1,092,314
Net income                                $ 1,108,769

In accordance with Latvian Law on Foreign Investments, RCS is exempt from corporate income tax for its first three years of profitable operations and will receive a 50 percent tax reduction for the following three years. The first year of the tax holiday for RCS was 1996.

Baltic Catering Services

BCS was formed on March 26, 1993 as a joint operation between ARVO, Ltd., a Latvian limited liability company, and the Company. On April 2, 1996, the catering operations of BCS were acquired by RCS in exchange for shares in RCS. The business of BCS after the transfer of the catering business to RCS is primarily the operation of a restaurant in the Riga Airport. BCS ceased its operations in 1998 and is currently being liquidated by the Company.

NOTE 5 - DEBT

Debt consists of the following:

                                                    December 31,
                                               1998             1997

Note payable to a shareholder, secured
by put agreement with SAS on Air Baltic
shares and security interest in all
shares of stock owned in AIRO, interest
rate of 13%, repaid in January 1999       $ 2,000,000      $ 2,000,000

Note payable to bank, unsecured, interest
rate of 10.5%, due upon maturity,
principal payable July 1996, guaranteed
by an officer of the Company, repaid in
January 1998                                        -            8,711

Subordinated bridge loan financing,
interest payable quarterly at 10% per
annum, secured by warrants to purchase
175,000 common shares of the Company,
originally due March 31, 1996 and
currently due on demand                        50,000           75,000
                                           ----------       ----------
Total debt                                  2,050,000        2,083,711
Less short-term debt, net                  (2,050,000)         (83,711)
                                           ----------       ----------
Long-term debt, net                       $         -      $ 2,000,000
                                           ==========       ==========

In May 1997, the Company entered into promissory notes in connection with loans to the Company aggregating $40,000 from directors of the Company. The lenders received warrants to purchase an aggregate of 4,000 shares of common stock at $0.50 per share. These loans were repaid in August 1997.

In July 1997, the Company entered into a promissory note with ORESA Ventures N.V. in connection with a $500,000 loan to the Company. Principal and interest at an annual rate of 13% was due the earlier of November 11, 1997 or the date in which the funding of an equity placement in the aggregate amount of $2,500,000 was received by the Company. This loan was repaid in September 1997.

In October 1997, the Company entered into a promissory note with ORESA Ventures N.V., a shareholder of the Company, in connection with a $2,000,000 loan to the Company. Principal and interest at an annual rate of 13% will be due on January 29, 1999. The proceeds from this loan were used to repay the principal of another loan to the Company which was to mature in November 1997. The Company reissued 469,442 shares of its treasury shares to pay the accrued interest on the previous loan. This loan was repaid in January 1999 from the proceeds of the sale of the Company's interest in Air Baltic.

The Company is in the process of renegotiating the maturity of the subordinated bridge loans of $50,000 that matured prior to December 31, 1998. Management believes that it will be able to extend the maturity of these loans on terms similar to the previous loans. However, there can be no assurance the Company will be successful in such efforts.

NOTE 6 - INCOME TAXES

The components of net deferred tax assets consisted of the following:

                                                           December 31,
                                                      1998             1997

Deferred tax assets:
 Net operating loss carryforward                 $ 3,020,442      $ 2,646,739
 Reserve on investment                                     -          159,443
 Deferred compensation                                89,222           89,222
 Amortization and depreciation                        54,854                -
 Other                                                30,720                -
                                                  ----------       ----------
Total deferred tax assets                          3,195,238        2,895,404
                                                  ----------       ----------

Deferred tax liabilities:
 Unremitted earnings of joint operations             129,709          259,021
 Other                                                 1,977           26,708
                                                  ----------       ----------
Total deferred tax liabilities                       131,686          285,729
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,063,552        2,612,675
Valuation allowance                               (3,063,552)      (2,612,675)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Provisions for income taxes in the statements of operations were as follows:

                                                     Year ended December 31,
                                                      1998             1997

Current expense:
  U.S.                                           $         -      $         -
  Foreign                                                  -                -
Deferred expense                                           -                -
                                                  ----------       ----------
Total expense                                    $         -      $         -
                                                  ==========       ==========


Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $8,900,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 7 - COMMON STOCK

In August and September 1997, the Company sold an aggregate of 6,250,000 shares of common stock to Celox S.A. and ORESA Ventures N.V. for $2,500,000. In connection with these private placements, the Company issued warrants to purchase 6,250,000 shares at an exercise price of $0.65 per share, which warrants are currently exercisable and expire in August 2002. As discussed in
Note 4, the Company reacquired all of these shares and warrants in July 1999 as part of the consideration received from the sale of a 23% interest in AIRO.

During 1997, the Company acquired an aggregate of 625,993 shares of its common stock at a total cost of $292,300 through private transactions. The Company reissued 583,549 of these shares to satisfy $300,055 of accounts payable. At December 31, 1998 and 1997, the Company has 42,444 treasury shares.

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

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which allow the Company to continue to apply the provisions of APB No. 25 to determine compensation expense. Had compensation expense for the Plan been determined using a stock-based, fair value method as allowed by SFAS No. 123, the Company's net loss and loss per common share would have been increased to the following pro forma amounts:

                                                     Year ended December 31,
                                                      1998             1997

Net loss                    As Reported          $(2,375,781)     $  (798,458)
                            Pro Forma             (2,452,849)        (892,969)
Loss per common share       As Reported                (0.16)           (0.11)
                            Pro forma                  (0.17)           (0.11)

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

At December 31, 1998, the Company had 1,102,366 shares of common stock reserved for issuance upon exercise of outstanding options, and 397,634 options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:

                                               Year Ended December 31,
                                           1998                         1997
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
of period                         1,072,366       $  0.78        589,000     $  1.12
Changes during the period:
  Granted                            30,000          0.13        521,700        0.42
  Canceled                                -             -        (25,000)       1.53
  Exercised                               -             -        (13,334)       0.50
                                  ---------                    ---------
Shares under option, end of
period                            1,102,366       $  0.76      1,072,366     $  0.78
                                  =========                    =========
Options exercisable, end of
period                              864,016       $  0.85        595,666     $  1.06
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 1998 range from $0.13 to $1.38. The weighted average contractual life of the options outstanding at December 31, 1998 was 3.1 years. The weighted-average grant-date fair value of options granted during 1998 was $0.11 and during 1997 was $0.37. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997: risk-free interest rate of 6.0% and, 6.5%, respectively; expected dividend yield of 0% and 0%, respectively; expected lives of 5 years and 6 years, respectively; and expected volatility of 122% and 128%, respectively.

NOTE 9 - WARRANTS

During 1997, the Company issued 7,705,000 warrants in connection with the issuance of 7,000,000 shares of common stock pursuant to private sales. The Company allocated a portion of the net proceeds received from the issuances to the warrants of $1,306,610. This allocation was calculated using fair values of the warrants granted using the Black-Scholes option pricing model. As discussed in Note 7, the Company reacquired 6,250,000 of these warrants in July 1999.

At December 31, 1998, the Company had 9,901,849 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:

                                               Year Ended December 31,
                                           1998                         1997
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period              10,035,845     $  1.01        1,891,595     $  2.58
Changes during the period:
  Granted                                 -           -        8,144,250        0.64
  Canceled                         (133,996)       0.84                -           -
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                            9,901,849     $  1.00       10,035,845     $  1.01
                                 ==========                   ==========
Warrants exercisable, end of
period                            9,901,849     $  1.00       10,035,845     $  1.01
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 1998 range from $0.44 to $9.80. The weighted average contractual life of the warrants outstanding at December 31, 1998 was 3.2 years. The weighted-average grant-date fair value of warrants granted during 1997 was $0.40. During March 1999 through July 1999, the Company issued warrants to purchase 10,800 shares of common stock at an exercise price of $0.15 per share in connection with bridge financing from officers and directors of the Company.

NOTE 10 - PREFERRED STOCK

Effective June 30, 1995, the Company created its Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at the option of the Company and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of the Company's common stock will be diluted upon conversion to the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. Furthermore, when and if the Company becomes profitable, the issuance of the shares of Series A Preferred Stock will have a dilutive effect on the per share value of the common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 1998, the conversion price was $0.92 per share.

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

During 1997, shareholders converted an aggregate of 18 shares of Series B Preferred Stock into 1,147,771 shares of the Company's common stock. During 1998, there were no such conversions. During 1998, the Company purchased two shares of Series B Preferred Stock from a shareholder for an aggregate $70,000 including accrued dividends.

NOTE 11 - LOSS PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      1998             1997

Basic and diluted
Net loss to be used to compute basic and
 diluted loss per share:
 Net loss                                        $(2,375,781)     $  (798,458)
 Less preferred dividends                           (159,116)        (275,724)
                                                  ----------       ----------
Net loss attributable to common shareholders     $(2,534,897)     $(1,074,182)
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                15,568,063       10,189,215
                                                  ==========       ==========

Basic and diluted loss per common share          $     (0.16      $     (0.11)
                                                  ==========       ==========

NOTE 12 - RELATED PARTY TRANSACTIONS

The following is a summary of material related party transactions which have occurred during 1998 and 1997, other than those disclosed elsewhere in the notes to the accompanying consolidated financial statements.

The Company earns general sales agency revenue by operating the North American sales and marketing office of Air Baltic. The Company earned $78,000 of such revenue for each of the years ended December 31, 1998 and 1997. The general sales agency revenue from Air Baltic comprised 12% of the Company's revenue in 1998.

Air Baltic purchases goods and services from RCS and AIRO. BWAF was dependent upon Air Baltic for cargo transportation.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under operating leases that expire over the next five years. Rental expense under operating leases was $37,595 and $41,238 for 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

     1999                                        $    15,027
     2000                                              3,027
     2001                                              1,513
                                                  ----------
     Total                                       $    19,567
                                                  ==========

The Company is self-insured for some of its insurance coverage, such as workers' compensation. Based on historical experience, management does not anticipate that potential future claims would have a material impact on the Company's consolidated financial position.

The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition.

NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of noncash transactions is as follows:

                                                     Year ended December 31,
                                                      1998             1997

Conversion of accounts payable and
 accrued dividends to equity                     $     3,750      $   376,838
Conversion of preferred stock to common stock              -          450,000
Common stock issued for services                      37,242                -
Dividends declared and unpaid                         97,616          244,974
Transfer of RCS shares to AIRO                       191,695           28,434

Supplemental disclosures:
 Interest paid                                   $     8,153      $    62,650
 Income taxes paid                               $         -      $         -

NOTE 15 - SEGMENT INFORMATION

As discussed in Note 2, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. Reportable segments are based on internal organizational structure and are comprised of Catering, Airlines, Distribution and Cargo. The Company's catering products are primarily sold to airlines. Airline services are promoted to the general public. Distribution products are sold principally to wholesalers, food stores and food and drink establishments. Cargo services were sold to freight forwarders.

Segment financial information is summarized as follows:

                                                                                            Corporate
                                          Catering     Airlines   Distribution   Cargo      and Other       Total
1998
Revenue:
 Net sales                             $         -   $    78,000   $ 494,956   $       -   $         -   $   572,956
 Equity in earning of joint operations      85,579             -           -           -             -        85,579
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                               85,579        78,000     494,956           -             -       658,535
                                        ----------    ----------    --------    --------    ----------    ----------

Income (loss) before income taxes
 and discontinued operations                85,579    (1,065,115)   (117,120)          -    (1,040,969)   (2,137,625)
Discontinued operations                          -             -           -    (238,156)            -      (238,156)
Net income (loss)                           85,579    (1,065,115)   (117,120)   (238,156)   (1,040,969)   (2,375,781)

Other disclosures:
 Depreciation and amortization         $         -   $         -   $   3,657   $       -   $    32,063   $    35,720
 Capital expenditures                            -             -      25,813           -           200        26,013
 Investment in and advances to joint
  operations at end of year              1,131,882     2,144,212           -           -             -     3,276,094
 Total assets at end of year             1,131,882     2,144,212     203,221      17,313       197,569     3,694,197

1997
Revenue:
 Net sales                             $         -   $    78,000   $ 470,874   $       -   $         -   $   548,874
 Equity in earning of joint operations     361,688             -           -           -             -       361,688
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                              361,688        78,000     470,874           -             -       910,562
                                        ----------    ----------    --------    --------    ----------    ----------

Income (loss) before income taxes
 and discontinued operations               361,688        78,000    (102,522)          -     (1,048,825)    (711,659)
Discontinued operations                          -             -           -     (86,799)             -      (86,799)
Net income (loss)                          361,688        78,000    (102,522)    (86,799)    (1,048,825)    (798,458)

Other disclosures:
 Depreciation and amortization         $         -   $         -   $   3,007   $       -   $     34,011   $   37,018
 Capital expenditures                            -             -       1,088           -          1,124        2,212
 Investment in and advances to joint
  operations at end of year              1,000,641     3,275,527           -           -         40,000    4,316,168
 Total assets at end of year             1,000,641     3,275,527     319,630      80,673      1,339,673    6,016,144

Information concerning principal geographic areas was as follows:

                                      North America   Eastern Europe    Total
1998
Revenues                                $    78,000   $   580,535   $   658,535
Investment in and advances to joint
 operations at end of year                        -     3,276,094     3,276,094
Other long-term assets at end of year        32,694        36,416        69,110

1997
Revenues                                $    78,000   $   832,562   $   910,562
Investment in and advances to joint
 operations at end of year                        -     4,316,168     4,316,168
Other long-term assets at end of year       235,315        18,018       253,333

NOTE 16 - UNAUDITED PRO FORMA INFORMATION

As discussed in Note 4, in January 1999, the Company sold its remaining 8.02% interest in Air Baltic to SAS for $2,144,333 in cash under the terms of the option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from ORESA Ventures N.V. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash.

Summarized financial information for the unaudited pro forma consolidated balance sheet as of December 31, 1998 assuming these transactions occurred on December 31, 1998 is as follows:

                                       Actual                        Pro Forma
                                    December 31,     Pro Forma      December 31,
                                        1998        Adjustments         1998
                                                    (Unaudited)     (Unaudited)

Current assets                      $   348,993     $   250,000     $   598,993
Noncurrent assets                     3,345,204      (2,719,752)        625,452
                                     ----------      ----------      ----------
Total assets                        $ 3,694,197     $(2,469,752)    $ 1,224,445
                                     ==========      ==========      ==========

Current liabilities                 $ 2,984,663     $(2,144,333)    $   840,330
Shareholders' equity                    709,534        (325,419)        384,115
                                     ----------      ----------      ----------
Total liabilities and
 shareholders' equity               $ 3,694,197     $(2,469,752)    $ 1,224,445
                                     ==========      ==========      ==========



                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of August, 1999.

                               BALTIC INTERNATIONAL USA, INC.


                               /s/ Robert L. Knauss
                               -------------------------------------------------
                               ROBERT L. KNAUSS
                               Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                         Date


/s/ Robert L. Knauss        Chairman of the Board and Chief      August 27, 1999
-----------------------      Executive Officer (Principal
ROBERT L. KNAUSS             Executive Officer)

/s/ David A. Grossman       President, Chief Financial Officer,  August 27, 1999
-----------------------      Corporate Secretary and Director
DAVID A. GROSSMAN            (Principal Financial and
                             Accounting Officer)

/s/ Homi M. Davier          Director                             August 27, 1999
-----------------------
HOMI M. DAVIER


/s/ James W. Goodchild      Director                             August 27, 1999
-----------------------
JAMES W. GOODCHILD


/s/ Paul R. Gregory         Director                             August 27, 1999
-----------------------
PAUL R. GREGORY


/s/ Juris Padegs            Director                             August 27, 1999
-----------------------
JURIS PADEGS


/s/ Ted Reynolds            Director                             August 27, 1999
-----------------------
TED REYNOLDS