Form 10QSB
period 1999-03-31
BALTIC INTERNATIONAL USA INC
filed 1999-09-01
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 1999.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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


Number of shares outstanding of each of the issuer's classes of common stock as of August 25, 1999: 9,445,960 shares.


Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .






                          BALTIC INTERNATIONAL USA, INC.

                               TABLE OF CONTENTS

                                                                        Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
           March 31, 1999 and December 31, 1998                          3
         Condensed Statements of Operations -
           Three Months Ended March 31, 1999 and 1998                    4
         Condensed Statements of Cash Flows -
           Three Months Ended March 31, 1999 and 1998                    5
         Notes to Condensed Financial Statements                         6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              13

Item 2 - Changes in Securities                                          13

Item 3 - Defaults on Senior Securities                                  13

Item 4 - Submission of Matters to a Vote of Security Holders            13

Item 5 - Other Information                                              13

Item 6 - Exhibits and Reports on Form 8-K                               13

Signatures                                                              14




                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                     March 31,    December 31,
                                                        1999           1998

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     9,886    $   110,380
 Accounts receivable                                   159,133        163,880
 Inventory                                              47,957         66,589
 Prepaids and deposits                                  10,057          8,144
                                                   -----------    -----------
    Total current assets                               227,033        348,993
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                             32,705         35,211
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS         834,338      3,276,094
OTHER ASSETS                                            31,649         33,899
                                                   -----------    -----------
    Total assets                                   $ 1,125,725    $ 3,694,197
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   827,267    $   934,663
 Short-term debt, net                                   62,000      2,050,000
                                                   -----------    -----------
    Total liabilities                                  889,267      2,984,663
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                            1,306,610      1,306,610
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 and 15,586,785 shares
  issued and outstanding                               156,292        156,292
 Additional paid-in capital                         11,717,776     11,717,776
 Accumulated deficit                               (14,503,680)   (14,030,604)
 Treasury stock, at cost                               (20,540)       (20,540)
                                                   -----------    -----------
    Total shareholders' equity                         236,458        709,534
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $ 1,125,725    $ 3,694,197
                                                   ===========    ===========




See accompanying notes to condensed consolidated financial statements.




                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Operations
                                (unaudited)


                                                  Three Months Ended March 31,
                                                         1999           1998
REVENUES:
 Beverage distribution                             $    57,431    $    59,097
 General sales agency revenue                            6,752         19,500
 Net equity in earnings (losses) of
  joint operations                                    (297,544)        42,530
                                                   -----------    -----------
    Total operating revenues                          (233,361)       121,127
                                                   -----------    -----------

OPERATING EXPENSES:
 Cost of revenue                                        61,409         63,784
 General and administrative                            126,878        290,043
                                                   -----------    -----------
    Total operating expenses                           188,287        353,827
                                                   -----------    -----------

LOSS FROM OPERATIONS                                  (421,648)      (232,700)
                                                   -----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                                       (8,875)       (66,813)
 Interest income                                             -         21,962
 Other                                                  (3,173)          (602)
                                                   -----------    -----------
    Total other income (expense)                       (12,048)       (45,453)
                                                   -----------    -----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                           (433,696)      (278,153)

INCOME TAX EXPENSE                                           -              -
                                                   -----------    -----------

LOSS FROM CONTINUING OPERATIONS                       (433,696)      (278,153)

DISCONTINUED OPERATIONS                                      -          2,496
                                                   -----------    -----------

NET LOSS                                           $  (433,696)   $  (275,657)
                                                   -----------    -----------


LESS PREFERRED DIVIDENDS                               (39,380)       (40,462)
                                                   -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       $  (473,076)   $  (316,119)
                                                   ===========    ===========




LOSS PER SHARE AMOUNTS (Basic and Diluted):
Continuing operations                              $     (0.03)   $     (0.02)
Discontinued operations                            $        -     $        -
Total                                              $     (0.03)   $     (0.02)



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                  Three Months Ended March 31,
                                                         1999           1998
Cash flows from operating activities:
 Net loss                                          $  (433,696)   $  (275,657)
 Noncash adjustments:
  Net equity in (earnings) and losses of joint
   operations                                          297,544        (42,530)
  Gain on sale of assets                                  (121)             -
  Other                                                  2,506          8,313
 Changes in current assets and current liabilities    (123,060)        98,505
                                                   -----------    -----------
    Net cash used by operating activities             (256,827)      (211,369)
                                                   -----------    -----------

Cash flows from investing activities:
 Investment in and advances to joint operations              -         (1,007)
 Proceeds from sale of Air Baltic                    2,144,333              -
 Acquisition of property and equipment                       -         (3,911)
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                      2,144,333         (4,918)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from an officer                     12,000              -
 Repayment of debt                                  (2,000,000)        (8,711)
 Purchase of preferred stock                                 -        (29,973)
 Preferred dividends paid                                    -        (35,777)
                                                   -----------    -----------
    Net cash used by financing activities           (1,988,000)       (74,461)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (100,494)      (290,748)
Cash and cash equivalents, beginning of period         110,380        965,992
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     9,886    $   675,244
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

     The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1998. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results which can be expected for the entire year.

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company owned an 8.02% interest in Air Baltic Corporation SIA ("Air Baltic"), the national airline of Latvia. On January 4, 1999, the Company sold its interest in Air Baltic to Scandinavian Airlines System Denmark-Norway-Sweden for $2,144,333 in cash. The Company has catering operations through its interest in AIRO Catering Services ("AIRO"). As discussed in Note 9, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in July 1999. As part of this transaction, the Company also entered into an option agreement giving ORESA Ventures N.V. and Celox S.A. the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of approximately $190,000 in debt. The option agreement expires on September 30, 1999. American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a beverage and food distribution company.
In August 1998, the Company ceased operations as a cargo marketing and sales company to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF").

     The Company also owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to Air Baltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date.

     The Company has incurred losses since inception through March 31, 1999 and thereafter. At March 31, 1999, the Company had an accumulated deficit of $14,503,680 and current assets and current liabilities of $227,033 and $889,267, respectively, resulting in a working capital deficit of $662,234. Net cash used in operating activities was $256,827 in the three months ended March 31, 1999 and $211,369 in three months ended March 31, 1998. The Company currently has limited cash resources available and has obligations due or becoming due in the near future.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 1999. During March 1999 through July 1999, the Company borrowed an aggregate principal amount of $108,000 as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 10,800 shares of common stock at an exercise price of $0.15 per share. In July 1999, the Company sold a 23% interest in AIRO for consideration that included $250,000 cash and entered into an option giving the buyers the right to purchase the remaining 23% of AIRO held by the Company for $1,145,000 in cash and forgiveness of approximately $190,000 in debt. If the option is not exercised by the buyers to purchase the remaining interest in AIRO by September 30, 1999, management believes that the Company has the ability to sell the remaining interest in AIRO to another third party or use the shares as collateral for a debt financing. The Company also has loans receivable from AIRO of $577,000 that management believes could be sold to a third party at a discount or used as collateral for a loan. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that the Company can continue to defer certain notes and amounts payable by the Company which are either currently payable or payable in the near future. However, there can be no assurance the Company will be successful to meet its liquidity needs.

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

                                            Three Months Ended March 31,
                                                1999             1998

Operating revenues                         $         -      $    46,771
Income from operations                     $         -      $     3,098
Net income                                 $         -      $     2,496

     At March 31, 1999, BWAF had current assets aggregating $11,515, noncurrent assets of $4,697 and current liabilities of $142,123 which are included in the Company's consolidated financial statements. The Company recorded a loss in the third quarter of 1998 from the disposal of the operation for the write-off of the goodwill and the estimated costs to liquidate BWAF.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. This standard also requires disclosures about products and services, geographic areas and major customers.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company adopted SOP 98-5 in the first quarter of 1999 and the adoption had a negative effect on its net equity in earnings of joint operations of $298,877 as a result of the write-off of AIRO's unamortized start-up costs.

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

NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

     The investment in and advances to joint operations are as follows:

                                             March 31,      December 31,
                                               1999             1998
Joint operations accounted for using
cost method:
 Air Baltic                                 $        -       $2,144,212
 BIA                                                 -                -
                                             ---------        ---------
Subtotal                                             -        2,144,212
                                             ---------        ---------
Joint operations accounted for using
equity method:
 BCS                                             5,000            5,000
 AIRO                                          829,338        1,126,882
                                             ---------        ---------
Subtotal                                       834,338        1,131,882
                                             ---------        ---------
Total                                       $  834,338       $3,276,094
                                             =========        =========

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                             March 31,      December 31,
                                               1999            1998

Current assets                             $ 1,161,310      $ 1,089,182
Property and other assets, net               5,759,487        6,468,654
                                            ----------       ----------
Total assets                               $ 6,920,797      $ 7,557,836
                                            ==========       ==========

Current liabilities                        $ 2,401,958      $ 2,157,576
Minority interest                              545,778          603,134
Equity                                       3,973,061        4,797,126
                                            ----------       ----------
Total liabilities and equity               $ 6,920,797      $ 7,557,836
                                            ==========       ==========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                                            Three Months Ended March 31,
                                               1999             1998
Combined 100% Basis:
Operating revenues                         $ 1,368,412      $   971,190
Income from operations                     $   114,959      $   199,859
Cumulative effect of change in
 accounting for start-up costs             $  (651,574)     $         -
Net income (loss)                          $  (749,188)     $    61,954

Company Percentage Interest:
Operating revenues                         $   627,691      $   447,550
Income from operations                     $    98,840      $   105,787
Cumulative effect of change in
 accounting for start-up costs             $  (298,877)     $         -
Net income (loss)                          $  (297,544)     $    42,530

NOTE 6 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using 15,586,785 and 15,510,857 weighted average shares of common stock for the three months ended March 31, 1999 and 1998, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For the three months ended March 31, 1999 and 1998, all stock warrants and options are considered anti-dilutive.

NOTE 7 - EQUITY TRANSACTIONS

     During the three months ended March 31, 1998, the company purchased one share of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $35,000 including accrued dividends.

NOTE 8 - SEGMENT INFORMATION

     As discussed in Note 4, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. Reportable segments are based on internal organizational structure and are comprised of Catering, Airlines, Distribution and Cargo. Segment financial information is summarized as follows:

                                                                                            Corporate
                                          Catering     Airlines   Distribution   Cargo      and Other       Total
First Quarter
1999
Revenue:
 Net sales                             $         -   $     6,752   $  57,431   $       -   $         -   $    64,183
 Equity in earnings (losses) of
  joint operations                        (297,544)            -           -           -             -      (297,544)
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                             (297,544)        6,752      57,431           -             -      (233,361)
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                         (297,544)        4,329     (28,724)          -      (111,757)     (433,696)

Total assets at end of period              834,338             -     161,846      16,212       113,329     1,125,725

1998
Revenue:
 Net sales                             $         -   $    19,500   $  59,097   $       -   $         -   $    78,597
 Equity in earnings of joint operations     42,530             -           -           -             -        42,530
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                               42,530        19,500      59,097           -             -       121,127
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                           42,530        19,500     (33,719)      2,496       (306,464)    (275,657)

Total assets at end of period            1,063,514     3,276,534     222,405      95,465        960,777    5,618,695

NOTE 9 - SUBSEQUENT EVENT

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

Quarter Ended March 31, 1999 and 1998

     For the quarter ended March 31, 1999, the Company had revenues of $(233,361) compared with $121,127 for the quarter ended March 31, 1998. The decrease is primarily due to a decrease in the net equity in earnings of catering operations. This decrease resulted from the change in accounting of start-up costs and the losses incurred from the kitchen in Kiev, Ukraine. The Company's share of the write-off of AIRO's start-up costs as of January 1, 1999 was $298,877. The Kiev kitchen started operations in May 1998 and has incurred losses since inception.

     The number of meals sold by AIRO's in-flight kitchens increased by 46% to 176,948 meals sold in the first quarter of 1999 from 120,802 meals sold in the first quarter of 1998. This increase is due to the opening of the Kiev kitchen in May 1998 and an aggregate 22% increase in meals sold in Tallinn and Riga.

     The Company's operating expenses for the quarter ended March 31, 1999 were $188,287 compared to $353,827 for the same quarter in 1998. The decrease is due to a decrease in general and administrative expenses. This decrease was primarily due to reductions in personnel and consulting costs.

     Interest expense decreased to $8,875 in the first quarter of 1999 from $66,813 in 1998, reflecting the repayment by the Company of the $2 million loan from a shareholder that was repaid in January 1999.

     The Company had a net loss of $433,696 for the quarter ended March 31, 1999 compared to a net loss of $275,657 for the quarter ended March 31, 1998. This increase is primarily due to the adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. As previously discussed, the Company's share of the write-off of AIRO's start-up costs as of January 1, 1999 was $298,877.

     The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The Company's interest in BIA is accounted for using the cost method. The following table presents a pro forma condensed combined statement of operations of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

            Pro forma Condensed Combined Statement of Operations
                 For the Three Months Ended March 31, 1999

                                               Proportionate
                                                Share of                      Pro forma
                                Company           Joint                       Combined
                             (As reported)     Operations    Eliminations      Company
Operating revenues            $  (233,361)     $  627,691     $ 297,544     $   691,874
Operating expenses                188,287         528,851             -         717,138
                               ----------      ----------     ---------      ----------
Income (loss) from operations    (421,648)         98,840       297,544         (25,264)
Other income (expense)            (12,048)        (13,699)            -         (25,747)
                               ----------      ----------     ---------      ----------
Income (loss) before minority
 interest, income taxes and
 cumulative effect               (433,696)         85,141       297,544         (51,011)
Minority interest                       -         (53,258)            -         (53,258)
Provision for income taxes              -         (30,550)            -         (30,550)
Cumulative effect of change
 in accounting for start-up
 costs                                  -        (298,877)            -        (298,877)
                               ----------      ----------     ---------      ----------
Net income (loss)             $  (433,696)     $ (297,544)    $ 297,544     $  (433,696)
                               ==========      ==========     =========      ==========

Liquidity and Capital Resources

     The Company had $9,886 in cash at March 31, 1999, compared to $110,380 at December 31, 1998.

     At March 31, 1999, the Company had working capital deficit of $662,234 as compared to $2,635,670 at December 31, 1998. The decrease in the working capital deficit is due primarily to the repayment by the Company of the note payable to a shareholder of $2 million in January 1999 from the proceeds of the sale of Air Baltic.

     Net cash used in operating activities for the three months ended March 31, 1999 was $256,827 as compared to $211,369 for the same period of 1998.
Net cash provided by investing activities was $2,144,333 for the three months ended March 31, 1999 compared to net cash used of $4,918 for the three months ended March 31, 1998. The increase in net cash provided by investing activities is due to the sale of the interest in Air Baltic. Net cash used by financing activities was $1,988,000 for the three months ended March 31, 1999 compared to $74,461 for the three months ended March 31, 1998. Such increase was primarily due to the repayment of the note payable to a shareholder.

     The Company has incurred losses since inception through March 31, 1999 and thereafter. At March 31, 1999, the Company had an accumulated deficit of $14,503,680 and current assets and current liabilities of $227,033 and $889,267, respectively, resulting in a working capital deficit of $662,234.
The Company currently has limited cash resources available and has obligations due or becoming due in the near future.

     The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

     The Company's consolidated balance sheet included elsewhere herein presents the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles.
The Company's interest in BIA is accounted for using the cost method. The following table presents a pro forma condensed combined balance sheet of the Company assuming its proportionate share of the joint operations accounted for using the equity method is combined with the Company. Management believes this presentation is informative of the Company's financial condition since the majority of the Company's underlying investment in its joint operations consists of net current assets.

                Pro forma Condensed Combined Balance Sheet
                            As of March 31, 1999

                                    Proportionate
                                      Share of                   Pro forma
                        Company         Joint                    Combined
                      (As reported)  Operations    Eliminations  Company

Current assets          $  227,033   $  532,693   $   (72,732)    $  686,994
Investments in and
 advances to joint
 operations                834,338            -      (834,338)             -
Property and other
 assets, net                64,354    2,641,877    (1,565,105)     1,141,126
                        ----------   ----------    ----------     ----------
Total assets            $1,125,725   $3,174,570   $(2,472,175)    $1,828,120
                        ==========   ==========    ==========     ==========

Current liabilities     $  889,267   $1,101,778   $  (649,732)    $1,341,313
Minority interest                -      250,349             -        250,349
Shareholders' and
 partners' equity          236,458    1,822,443    (1,822,443)       236,458
                        ----------   ----------    ----------     ----------
Total liabilities and
 equity                  $1,125,725   $3,174,570   $(2,472,175)    $1,828,120
                        ==========   ==========    ==========     ==========

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

     Risks of the Company's Year 2000 Issues. Although management believes it is unlikely, it is possible the Company could experience an adverse impact that could be material to the results of operations or the financial position of the Company as a result of potential failure by major customers or suppliers, or a delay or oversight in the Company's effort, to address Year 2000 issues. In addition, if the suppliers fail to provide their services, such failure could also have an adverse impact on the results of operations or financial position of the Company. However, management believes that if the Company's current suppliers fail to provide their services, the Company will be able to find replacement suppliers to meet its needs.

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

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) The Company filed a Current Report on Form 8-K dated January 4, 1999 pursuant to which the Company entered into an agreement to sell its 8.02% interest in Air Baltic Corporation to Scandinavian Airlines System Denmark-Norway-Sweden.



                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                   (Registrant)


Date:  August 30, 1999                  By:  /s/ Robert L. Knauss
     ----------------------                  ----------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  August 30, 1999                  By:  /s/ David A. Grossman
     ----------------------                  ----------------------------------
                                             David A. Grossman
                                             President, Chief Financial Officer
                                              and Corporate Secretary