Form 10QSB
period 1999-06-30
BALTIC INTERNATIONAL USA INC
filed 1999-09-01
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 1999.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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





                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
          June 30, 1999 and December 31, 1998                              3
         Condensed Statements of Operations -
          Three Months Ended June 30, 1999 and 1998
          and Six Months Ended June 30, 1999 and 1998                      4
         Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                          5
         Notes to Condensed Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                13

Item 2 - Changes in Securities                                            13

Item 3 - Defaults on Senior Securities                                    13

Item 4 - Submission of Matters to a Vote of Security Holders              13

Item 5 - Other Information                                                13

Item 6 - Exhibits and Reports on Form 8-K                                 13

Signatures                                                                14



                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Condensed Consolidated Balance Sheets


                                                      June 30,    December 31,
                                                        1999           1998

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     9,369    $   110,380
 Accounts receivable                                   193,309        163,880
 Inventory                                              28,363         66,589
 Prepaids and deposits                                  12,073          8,144
                                                   -----------    -----------
    Total current assets                               243,114        348,993
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                             29,575         35,211
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS         912,407      3,276,094
OTHER ASSETS                                            37,701         33,899
                                                   -----------    -----------
    Total assets                                   $ 1,222,797    $ 3,694,197
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   930,484    $   934,663
 Short-term debt, net                                  138,000      2,050,000
                                                   -----------    -----------
    Total liabilities                                1,068,484      2,984,663
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                            1,306,610      1,306,610
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 and 15,586,785 shares
  issued and outstanding                               156,292        156,292
 Additional paid-in capital                         11,717,776     11,717,776
 Accumulated deficit                               (14,585,825)   (14,030,604)
 Treasury stock, at cost                               (20,540)       (20,540)
                                                   -----------    -----------
    Total shareholders' equity                         154,313        709,534
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $ 1,222,797    $ 3,694,197
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                                   Three Months Ended June 30,       Six Months Ended June 30,
                                     1999             1998             1999           1998
REVENUES:
 Beverage distribution           $  71,028        $ 224,894        $ 128,459      $ 283,991
 General sales agency revenue        4,179           19,500           10,931         39,000
 Net equity in earnings of
   joint operations                 78,069           (3,379)        (219,475)        39,151
                                   -------          -------          -------        -------
 Total operating revenues          153,276          241,015          (80,085)       362,142
                                   -------          -------          -------        -------
OPERATING EXPENSES:
 Cost of revenue                    62,778          198,173          124,187        261,957
 General and administrative        124,316          223,463          251,194        513,506
                                   -------          -------          -------        -------
 Total operating expenses          187,094          421,636          375,381        775,463
                                   -------          -------          -------        -------
LOSS FROM OPERATIONS               (33,818)        (180,621)        (455,466)      (413,321)
                                   -------          -------          -------        -------
OTHER INCOME (EXPENSE):
 Interest expense                   (8,261)         (66,250)         (17,136)      (133,063)
 Interest income                         -           18,514                -         40,476
 Other income (expense)               (590)             100           (3,763)          (502)
                                   -------          -------          -------        -------
 Total other income (expense)       (8,851)         (47,636)         (20,899)       (93,089)
                                   -------          -------          -------        -------
LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS           (42,669)        (228,257)        (476,365)      (506,410)

INCOME TAX EXPENSE                       -                -                -              -
                                   -------          -------          -------        -------
LOSS FROM CONTINUING OPERATIONS    (42,669)        (228,257)        (476,365)      (506,410)

DISCONTINUED OPERATIONS                  -          (20,116)               -        (17,620)
                                   -------          -------          -------        -------

NET LOSS                         $ (42,669)      $ (248,373)      $ (476,365)    $ (524,030)
                                   -------          -------          -------        -------

LESS PREFERRED DIVIDENDS           (39,476)         (39,510)         (78,856)       (79,972)
                                   -------          -------          -------        -------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                   $ (82,145)      $ (287,883)      $ (555,221)    $ (604,002)
                                   =======          =======          =======        =======


PER SHARE AMOUNTS (Basic and
 Diluted):
Continuing operations              $ (0.01)         $ (0.02)         $ (0.04)       $ (0.04)
Discontinued operations            $    -           $    -           $    -         $    -
Total                              $ (0.01)         $ (0.02)         $ (0.04)       $ (0.04)



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                    Six Months Ended June 30,
                                                         1999           1998
Cash flows from operating activities:
 Net loss                                          $  (476,365)   $  (524,030)
 Noncash adjustments:
  Net equity in (earnings) and losses of joint
   operations                                          219,475        (39,151)
  Gain on sale of assets                                  (121)             -
  Other                                                  5,636         16,553
  Changes in current assets and current liabilities    (81,969)       119,932
                                                   -----------    -----------
    Net cash used by operating activities             (333,344)      (426,696)
                                                   -----------    -----------

Cash flows from investing activities:
 Investment in and advances to joint operations              -        (14,432)
 Proceeds from sale of Air Baltic                    2,144,333              -
 Acquisition of property and equipment                       -         (7,438)
                                                   -----------    -----------
    Net cash provided (used) by investing
     Activities                                      2,144,333        (21,870)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors         88,000              -
 Repayment of debt                                  (2,000,000)       (33,711)
 Purchase of preferred stock                                 -        (59,761)
 Preferred dividends paid                                    -        (71,739)
                                                   -----------    -----------
    Net cash used by financing activities           (1,912,000)      (165,211)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (101,011)      (613,777)
Cash and cash equivalents, beginning of period         110,380        965,992
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     9,369    $   352,215
                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended June 30, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

     The Company has incurred losses since inception through June 30, 1999 and thereafter. At June 30, 1999, the Company had an accumulated deficit of $14,585,825 and current assets and current liabilities of $243,114 and $1,068,484, respectively, resulting in a working capital deficit of $825,370. Net cash used in operating activities was $333,344 in the six months ended June 30, 1999 and $426,696 in six months ended June 30, 1998. The Company currently has limited cash resources available and has obligations due or becoming due in the near future.

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

                              Three Months Ended June 30,        Six Months Ended June 30,
                                 1999             1998             1999             1998
Operating revenues           $         -      $    47,699      $         -      $    94,470
Loss from operations         $         -      $   (19,911)     $         -      $   (16,813)
Net loss                     $         -      $   (20,116)     $         -      $   (17,620)

     At June 30, 1999, BWAF had current assets aggregating $11,176, noncurrent assets of $3,669 and current liabilities of $140,221 which are included in the Company's consolidated financial statements. The Company recorded a loss in the third quarter of 1998 from the disposal of the operation for the write-off of the goodwill and the estimated costs to liquidate BWAF.

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

NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

     The investment in and advances to joint operations are as follows:

                                              June 30,      December 31,
                                               1999             1998
Joint operations accounted for using
cost method:
 Air Baltic                                 $        -       $2,144,212
 BIA                                                 -                -
                                             ---------        ---------
Subtotal                                             -        2,144,212
                                             ---------        ---------
Joint operations accounted for using
equity method:
 BCS                                             5,000            5,000
 AIRO                                          907,407        1,126,882
                                             ---------        ---------
Subtotal                                       912,407        1,131,882
                                             ---------        ---------
Total                                       $  912,407       $3,276,094
                                             =========        =========

A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                              June 30,      December 31,
                                               1999            1998

Current assets                             $ 1,615,233      $ 1,089,182
Property and other assets, net               5,586,521        6,468,654
                                            ----------       ----------
Total assets                               $ 7,201,754      $ 7,557,836
                                            ==========       ==========

Current liabilities                        $ 2,641,477      $ 2,157,576
Minority interest                              671,948          603,134
Equity                                       3,888,329        4,797,126
                                            ----------       ----------
Total liabilities and equity               $ 7,201,754      $ 7,557,836
                                            ==========       ==========

     A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                              Three Months Ended June 30,        Six Months Ended June 30,
                                 1999             1998             1999             1998
Combined 100% Basis:
Operating revenues           $ 1,718,914      $ 1,360,318      $ 3,087,326      $ 2,331,508
Income from operations       $   363,313      $   202,563      $   478,272      $   402,422
Cumulative effect of change
 in accounting for start-up
 costs                       $         -      $         -      $  (651,574)     $         -
Net income (loss)            $    69,676      $   (45,385)     $  (679,512)     $    16,569

Company Percentage Interest:
Operating revenues           $   788,466      $   626,043      $ 1,416,156      $ 1,073,593
Income from operations       $   212,760      $   110,355      $   311,600      $   216,142
Cumulative effect of change
 in accounting for start-up
 costs                       $         -      $         -      $  (298,877)     $         -
Net income (loss)            $    78,069      $    (3,379)     $  (219,475)     $    39,151

NOTE 6 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using 15,586,785 and 15,586,785 weighted average shares of common stock for the three months ended June 30, 1999 and 1998, respectively, and 15,586,785 and 15,549,031 weighted average shares of common stock for the six months ended June 30, 1999 and 1998, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For each of these periods, all stock warrants and options are considered anti-dilutive.

NOTE 7 - EQUITY TRANSACTIONS

     During the six months ended June 30, 1998, the Company purchased two shares of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $70,000 including accrued dividends.

NOTE 8 - SEGMENT INFORMATION

     As discussed in Note 4, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. Reportable segments are based on internal organizational structure and are comprised of Catering, Airlines, Distribution and Cargo. Segment financial information is summarized as follows:

                                                                                            Corporate
                                          Catering     Airlines   Distribution   Cargo      and Other       Total
Second Quarter
1999
Revenue:
 Net sales                             $         -   $     4,179   $  71,028   $       -   $         -   $    75,207
 Equity in earnings of joint operations     78,069             -           -           -             -        78,069
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                               78,069         4,179      71,028           -             -       153,276
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                           78,069        (1,121)    (18,201)          -      (101,416)      (42,669)


1998
Revenue:
 Net sales                             $         -   $    19,500   $ 224,894   $       -   $         -   $   244,394
 Equity in earnings (losses) of
  joint operations                          (3,379)            -           -           -             -        (3,379)
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                               (3,379)       19,500     224,894           -             -       241,015
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                           (3,379)       19,500     (15,584)    (20,116)      (228,794)    (248,373)


First Six Months
1999
Revenue:
 Net sales                             $         -   $    10,931   $ 128,459   $       -   $         -   $   139,390
 Equity in earnings (losses) of
  joint operations                        (219,475)            -           -           -             -      (219,475)
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                             (219,475)       10,931     128,459           -             -       (80,085)
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                         (219,475)        3,208     (46,925)          -      (213,173)     (476,365)

Total assets at end of period              912,407             -     147,065      14,845       148,480     1,222,797

1998
Revenue:
 Net sales                             $         -   $    39,000   $ 283,991   $       -   $         -   $   322,991
 Equity in earnings of joint operations     39,151             -           -           -             -        39,151
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                               39,151        39,000     283,991           -             -       362,142
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                           39,151        39,000     (49,303)      2,496       (306,464)    (524,029)

Total assets at end of period            1,060,135     3,289,959     257,627      74,654        646,141    5,328,516


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

Quarter Ended June 30, 1999 and 1998

     For the quarter ended June 30, 1999, the Company had revenues of $153,276 compared with $241,015 for the quarter ended June 30, 1998. The 36% decrease is due to a decrease in beverage distribution revenue resulting from increased competition from other distributors of import beer products which decreased ADC's market share. This decrease was partially offset by an increase in net equity in earnings of catering operations. The increase in net equity in earnings of joint operations is principally due to increased revenue resulting from AIRO's new kitchens. AIRO opened a kitchen in Tallinn, Estonia in January 1998 and a kitchen in Kiev, Ukraine in May 1998. Additionally, the net equity in earnings of AIRO was lower for 1998 due to increased general and administrative costs at AIRO for the strengthening of the infrastructure of AIRO. AIRO built up its infrastructure during the first six months of 1998 to have its manpower in place for the expansion of new kitchens.

     The number of meals sold by AIRO's in-flight kitchens increased by 41% to 250,008 meals sold in the second quarter of 1999 from 177,013 meals sold in the second quarter of 1998. This increase is due to the opening of the Kiev kitchen in May 1998 and a 50% increase in meals sold in Tallinn.

     The Company's operating expenses for the quarter ended June 30, 1999 were $187,094 compared to $421,636 for the same quarter in 1998. The decrease is due to decreases in general and administrative expenses and cost of revenue resulting from lower beverage distribution sales. General and administrative expenses decreased to $124,316 in 1999 from $223,463 in the same quarter of 1998. This decrease was due primarily to decreased personnel and consulting costs in 1999 compared to 1998 and decreased legal and professional costs related to the registration of outstanding securities in 1998.

     Interest expense decreased to $8,261 in the second quarter of 1999 from $66,250 in 1998, reflecting the repayment by the Company of the $2 million loan from a shareholder that was repaid in January 1999.

Six months Ended June 30, 1999 and 1998

     For the six months ended June 30, 1999, the Company had revenues of $(80,085) compared with $362,142 for the six months ended June 30, 1998. In addition to the factors that affected the second quarter results, the decrease in year-to-date revenues was due to adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company's share of the write-off of AIRO's start-up costs as of January 1, 1999 was $298,877.

     The number of meals sold by AIRO's in-flight kitchens increased by 43% to 426,956 meals sold in the first six months of 1999 from 297,815 meals sold in the first six months of 1998. This increase is due to the opening of the Kiev kitchen in May 1998 and a 55% increase in meals sold in Tallinn.

     The Company's operating expenses for the six months ended June 30, 1999 were $375,381 compared to $775,463 for 1998. Year-to-date operating expenses were impacted by the same factors that affected the second quarter results.

     The Company had a net loss of $476,365 for the six months ended June 30, 1999 compared to a net loss of $524,030 for the six months ended June 30, 1998.

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

            Pro forma Condensed Combined Statement of Operations
                  For the Six Months Ended June 30, 1999

                                               Proportionate
                                                Share of                      Pro forma
                                Company           Joint                       Combined
                             (As reported)     Operations    Eliminations      Company
Operating revenues            $   (80,085)     $1,416,156     $ 219,475     $ 1,555,546
Operating expenses                375,381       1,104,556             -       1,479,937
                               ----------      ----------     ---------      ----------
Income (loss) from operations    (455,466)        311,600       219,475          75,609
Other income (expense)            (20,899)        (26,101)            -         (47,000)
                               ----------      ----------     ---------      ----------
Income (loss) before minority
 interest, income taxes and
 cumulative effect               (476,365)        285,499       219,475          28,609
Minority interest                       -        (130,543)            -        (130,543)
Provision for income taxes              -         (75,554)            -         (75,554)
Cumulative effect of change
 in accounting for start-up
 costs                                  -        (298,877)            -        (298,877)
                               ----------      ----------     ---------      ----------
Net income (loss)             $  (476,365)     $ (219,475)    $ 219,475     $  (476,365)
                               ==========      ==========     =========      ==========

Liquidity and Capital Resources

     The Company had $9,369 in cash at June 30, 1999, compared to $110,380 at December 31, 1998.

     At June 30, 1999, the Company had a working capital deficit of $825,370 as compared to $2,635,670 at December 31, 1998. The decrease in the working capital deficit is due primarily to the repayment by the Company of the note payable to a shareholder of $2 million in January 1999 from the proceeds of the sale of Air Baltic.

     Net cash used in operating activities for the six months ended June 30, 1999 was $333,344 as compared to $426,696 for the same period of 1998. Net cash provided by investing activities was $2,144,333 for the six months ended June 30, 1999 compared to $21,870 used by investing activities for the six months ended June 30, 1998. The change was due primarily to the sale of Air Baltic in January 1999. Net cash used by financing activities was $1,912,000 for the six months ended June 30, 1999 compared to $165,211 for the six months ended June 30, 1998. The change was primarily due to the repayment of the note payable to a shareholder of $2 million in January 1999.

     The Company has incurred losses since inception through June 30, 1999 and thereafter. At June 30, 1999, the Company had an accumulated deficit of $14,585,825 and current assets and current liabilities of $243,114 and $1,068,484, respectively, resulting in a working capital deficit of $825,370. The Company currently has limited cash resources available and has obligations due or becoming due in the near future.

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

                Pro forma Condensed Combined Balance Sheet
                            As of June 30, 1999

                                    Proportionate
                                      Share of                   Pro forma
                        Company         Joint                    Combined
                      (As reported)  Operations    Eliminations  Company

Current assets          $  243,114   $  740,907   $  (155,088)    $  828,933
Investments in and
 advances to joint
 operations                912,407            -      (912,407)             -
Property and other
 assets, net                67,276    2,562,538    (1,448,170)     1,181,644
                        ----------   ----------    ----------     ----------
Total assets            $1,222,797   $3,303,445   $(2,515,665)    $2,010,577
                        ==========   ==========    ==========     ==========

Current liabilities     $1,068,484   $1,211,645   $  (732,088)    $1,548,041
Minority interest                -      308,223             -        308,223
Shareholders' and
 partners' equity          154,313    1,783,577    (1,783,577)       154,313
                        ----------   ----------    ----------     ----------
Total liabilities and
 equity                 $1,222,797   $3,303,445   $(2,515,665)    $2,010,577
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

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.



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