Form 10QSB
period 1999-09-30
BALTIC INTERNATIONAL USA INC
filed 1999-11-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 1999.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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


Number of shares outstanding of each of the issuer's classes of common stock as of November 15, 1999: 9,445,960 shares.


Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .





                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
          September 30, 1999 and December 31, 1998                         3
         Condensed Statements of Operations -
          Three Months Ended September 30, 1999 and 1998
          and Nine Months Ended September 30, 1999 and 1998                4
         Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1999 and 1998                    5
         Notes to Condensed Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                14

Item 2 - Changes in Securities                                            14

Item 3 - Defaults on Senior Securities                                    14

Item 4 - Submission of Matters to a Vote of Security Holders              14

Item 5 - Other Information                                                14

Item 6 - Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15



                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Condensed Consolidated Balance Sheets


                                                   September 30,    December 31,
                                                        1999           1998

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     3,519    $   110,380
 Accounts receivable                                   129,311        163,880
 Note receivable                                        60,000              -
 Inventory                                              31,666         66,589
 Prepaids and deposits                                  10,640          8,144
                                                   -----------    -----------
    Total current assets                               235,136        348,993
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                             28,221         35,211
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS         488,371      3,276,094
OTHER ASSETS                                            35,774         33,899
                                                   -----------    -----------
    Total assets                                   $   787,502    $ 3,694,197
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   849,738    $   934,663
 Short-term debt, net                                  104,000      2,050,000
                                                   -----------    -----------
    Total liabilities                                  953,738      2,984,663
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                              252,793      1,306,610
 Preferred stock$10 par value, 500,000 shares
  authorized:
  Series A, convertible, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $25,000 stated value,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,455,960 and 15,586,785 shares issued and
  outstanding                                          156,292        156,292
 Additional paid-in capital                         12,763,943     11,717,776
 Accumulated deficit                               (14,040,685)   (14,030,604)
 Treasury stock, at cost                              (878,579)       (20,540)
                                                   -----------    -----------
    Total shareholders' equity (deficit)              (166,236)       709,534
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $   787,502    $ 3,694,197
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                               Three Months Ended September 30,   Nine Months Ended September 30,
                                     1999             1998             1999           1998
REVENUES:
 Beverage distribution           $  62,439        $ 116,767        $ 190,898      $ 400,758
 General sales agency revenue        9,114           19,500           20,045         58,500
 Net equity in earnings (losses)
   of joint operations              30,028             (575)        (189,447)        38,576
                                   -------          -------          -------        -------
 Total operating revenues          101,581          135,692           21,496        497,834
                                   -------          -------          -------        -------
OPERATING EXPENSES:
 Cost of revenue                    66,311          124,723          190,498        386,737
 General and administrative        109,555          166,940          360,749        680,391
                                   -------          -------          -------        -------
 Total operating expenses          175,866          291,663          551,247      1,067,128
                                   -------          -------          -------        -------
LOSS FROM OPERATIONS               (74,285)        (155,971)        (529,751)      (569,294)
                                   -------          -------          -------        -------
OTHER INCOME (EXPENSE):
 Interest expense                   (8,543)         (66,250)         (25,679)      (199,313)
 Interest income                     1,731           16,207            1,731         56,683
 Other income (expense)            665,809               77          662,046           (425)
                                   -------          -------          -------        -------
 Total other income (expense)      658,997          (49,966)         638,098       (143,055)
                                   -------          -------          -------        -------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS       584,712         (205,937)         108,347       (712,349)

INCOME TAX EXPENSE                       -                -                -              -
                                   -------          -------          -------        -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                        584,712         (205,937)         108,347       (712,349)

DISCONTINUED OPERATIONS                  -         (206,823)               -       (224,441)
                                   -------          -------          -------        -------

NET INCOME (LOSS)                $ 584,712       $ (412,760)      $  108,347     $ (936,790)
                                   =======          =======          =======        =======


PER SHARE AMOUNTS
Basic:
Continuing operations              $  0.05          $ (0.02)         $  0.00        $ (0.05)
Discontinued operations            $    -           $ (0.01)         $    -         $ (0.02)
Total                              $  0.05          $ (0.03)         $  0.00        $ (0.07)

Diluted:
Continuing operations              $  0.03          $ (0.02)         $  0.00        $ (0.05)
Discontinued operations            $    -           $ (0.01)         $    -         $ (0.02)
Total                              $  0.03          $ (0.03)         $  0.00        $ (0.07)



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                 Nine Months Ended September 30,
                                                         1999           1998
Cash flows from operating activities:
 Net income (loss)                                 $   108,347    $  (936,790)
 Noncash adjustments:
  Net equity in (earnings) losses of joint
   operations                                          189,447        (38,576)
  Gain on sale of assets                              (671,057)             -
  Other                                                  6,990        211,399
  Changes in current assets and current liabilities   (164,921)       202,631
                                                   -----------    -----------
    Net cash used by operating activities             (531,194)      (561,336)
                                                   -----------    -----------

Cash flows from investing activities:
 Investment in and advances to joint operations              -        (24,338)
 Distributions and repayments from joint operations          -          8,673
 Proceeds from sale of assets                        2,394,333              -
 Acquisition of property and equipment                       -        (19,473)
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                      2,394,333        (35,138)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors        118,000              -
 Repayment of debt                                  (2,088,000)       (33,711)
 Purchase of preferred stock                                 -        (59,761)
 Preferred dividends paid                                    -       (102,489)
                                                   -----------    -----------
    Net cash used by financing activities           (1,922,000)      (195,961)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (106,861)      (792,435)
Cash and cash equivalents, beginning of period         110,380        965,992
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     3,519    $   173,557
                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended September 30, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company owned an 8.02% interest in Air Baltic Corporation SIA ("Air Baltic"), the national airline of Latvia. On January 4, 1999, the Company sold its interest in Air Baltic to Scandinavian Airlines System Denmark-Norway-Sweden for $2,144,333 in cash. Through October 1999, the Company had catering operations through its interest in AIRO Catering Services ("AIRO"). In July 1999, the Company sold a 23% interest in AIRO for consideration that included $250,000 cash and in October 1999, the Company sold the remaining 23% of AIRO for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a beverage and food distribution company. In August 1998, the Company ceased operations as a cargo marketing and sales company to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF").

     The Company also owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to Air Baltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date.

     The Company has incurred operating losses since inception through September 30, 1999 and thereafter. At September 30, 1999, the Company had an accumulated deficit of $14,040,685 and current assets and current liabilities of $235,136 and $953,738, respectively, resulting in a working capital deficit of $718,602. Net cash used in operating activities was $531,194 in the nine months ended September 30, 1999 and $561,336 in nine months ended September 30, 1998.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs. During March 1999 through August 1999, the Company borrowed an aggregate principal amount of $118,000 as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 11,800 shares of common stock at exercise prices of $0.10 to $0.15 per share. The Company's sale of its remaining 23% interest in AIRO in October 1999 resulted in increased cash of $1,145,000 and debt forgiveness of approximately $200,000. From this cash, the Company repaid all remaining notes payable. Management also believes that the Company can continue to defer certain amounts payable by the Company which are either currently payable or payable in the near future. However, there can be no assurance the Company will be successful to meet its liquidity needs.

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

                           Three Months Ended September 30,    Nine Months Ended September 30,
                                 1999             1998             1999             1998
Operating revenues           $         -      $     4,590      $         -      $    99,061
Loss from operations         $         -      $   (30,057)     $         -      $   (47,675)
Net loss                     $         -      $   (30,057)     $         -      $   (47,675)

At September 30, 1999, BWAF had current assets aggregating $11,542, noncurrent assets of $3,789 and current liabilities of $144,822 which are included in the Company's consolidated financial statements. The Company recorded a loss in the third quarter of 1998 from the disposal of the operation for the write-off of the goodwill and the estimated costs to liquidate BWAF.

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

NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

     The investment in and advances to joint operations are as follows:

                                          September 30,      December 31,
                                               1999             1998
Joint operations accounted for using
cost method:
 Air Baltic                                 $        -       $2,144,212
 BIA                                                 -                -
                                             ---------        ---------
Subtotal                                             -        2,144,212
                                             ---------        ---------
Joint operations accounted for using
equity method:
 BCS                                             5,000            5,000
 AIRO                                          483,371        1,126,882
                                             ---------        ---------
Subtotal                                       488,371        1,131,882
                                             ---------        ---------
Total                                       $  488,371       $3,276,094
                                             =========        =========

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt.

     At September 30, 1999 and December 31, 1998, the Company had loans aggregating $577,000 to AIRO that mature on December 31, 2000. These loans bear interest at rates of 8% to 10% per year. At September 30, 1999 and December 31, 1998, the Company had accrued interest receivable of $117,553 and $20,081, respectively, related to these loans. At September 30, 1999 and December 31, 1998, the Company had accounts receivable from AIRO for reimbursement of expenses paid by the Company of $55,548 and 41,002, respectively. The Company recorded a reserve at September 30, 1999 against these loans and receivables in the amount of $385,972 due to the uncertainty of the repayment of the loans prior to maturity.

     A condensed summary of the financial position (100% basis) of the combined joint operations accounted for using the equity method of accounting is as follows:

                                          September 30,     December 31,
                                               1999            1998

Current assets                             $ 1,787,869      $ 1,089,182
Property and other assets, net               6,213,993        6,468,654
                                            ----------       ----------
Total assets                               $ 8,001,862      $ 7,557,836
                                            ==========       ==========

Current liabilities                        $ 2,765,385      $ 2,157,576
Minority interest                              513,066          603,134
Equity                                       4,723,411        4,797,126
                                            ----------       ----------
Total liabilities and equity               $ 8,001,862      $ 7,557,836
                                            ==========       ==========

     A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                            Three Months Ended September 30,     Nine Months Ended September 30,
                                 1999             1998             1999             1998
Combined 100% Basis:
Operating revenues           $ 1,944,193      $ 1,571,277      $ 5,031,519      $ 3,902,785
Income from operations       $   430,268      $   150,835      $   908,540      $   553,257
Cumulative effect of change
 in accounting for start-up
 costs                       $         -      $         -      $  (651,574)     $         -
Net income (loss)            $   131,184      $   (42,899)     $  (548,328)     $   (26,330)

Company Percentage Interest:
Operating revenues           $   445,026      $   722,810      $ 1,861,182      $ 1,796,402
Income from operations       $    98,489      $    88,290      $   410,089      $   304,432
Cumulative effect of change
 in accounting for start-up
 costs                       $         -      $         -      $  (298,877)     $         -
Net income (loss)            $    30,028      $      (575)     $  (189,447)     $    38,576

NOTE 6 - INCOME (LOSS) PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the three and nine month periods ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period. Supplemental disclosures for loss per share are as follows:

                            Three Months Ended September 30,     Nine Months Ended September 30,
                                 1999             1998             1999             1998
Combined 100% Basis:
Operating revenues           $ 1,944,193      $ 1,571,277      $ 5,031,519      $ 3,902,785
Basic:
Net income (loss) to
 be used to compute
 basic loss per share:
 Net income (loss)           $   584,712      $  (412,760)     $   108,347      $  (936,790)
 Less preferred dividends        (39,572)         (39,572)        (118,428)        (119,544)
                               ---------        ---------        ---------        ---------
Net income (loss)
 attributable to
 common shareholders         $   545,140      $  (452,332)     $   (10,081)     $(1,056,334)
                               =========        =========        =========        =========

Weighted average
 number of shares:
 Average common
  shares outstanding          10,198,636       15,586,785       13,770,999       15,561,754
                              ==========       ==========       ==========       ==========

Basic income (loss)
 per common share            $      0.05      $     (0.03)     $      0.00      $     (0.07)
                               =========        =========        =========        =========


Diluted:
Net income (loss) to
 be used to compute
 diluted loss per
 share                       $   584,712      $  (452,332)     $   (10,081)     $(1,056,334)
                               =========        =========        =========        =========

Weighted average
 number of shares:
 Average common
  shares outstanding          10,198,636       15,586,785       13,770,999       15,561,754
 Impact of
  convertible
  preferred stock              8,752,982                -                -                -
                              ----------       ----------       ----------       ----------
Average common shares
 outstanding, assuming
 dilution                     18,951,618       15,586,785       13,770,999       15,561,754
                              ==========       ==========       ==========       ==========

Diluted income (loss)
 per common share            $      0.03      $     (0.03)     $      0.00      $     (0.07)
                               =========        =========        =========        =========

NOTE 7 - EQUITY TRANSACTIONS

     During the nine months ended September 30, 1998, the Company purchased two shares of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $70,000 including accrued dividends. No such transactions occurred in 1999.

NOTE 8 - SEGMENT INFORMATION

     As discussed in Note 4, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. Reportable segments are based on internal organizational structure and are comprised of Catering, Airlines, Distribution and Cargo. Segment financial information is summarized as follows:

                                                                                            Corporate
                                          Catering     Airlines   Distribution   Cargo      and Other       Total
Third Quarter
1999
Revenue:
 Net sales                             $         -   $     9,114   $  62,439   $       -   $         -   $    71,553
 Equity in earnings of joint operations     30,028             -           -           -             -        30,028
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                               30,028         9,114      62,439           -             -       101,581
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                           30,028         6,514     (39,609)          -       587,779       584,712


1998
Revenue:
 Net sales                             $         -   $    19,500   $ 116,767   $       -   $         -   $   136,267
 Equity in earnings (losses) of
  joint operations                            (575)            -           -           -             -          (575)
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                                 (575)       19,500     116,767           -             -       135,692
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                             (575)       19,500     (31,514)   (206,823)      (193,348)    (412,760)


First Nine Months
1999
Revenue:
 Net sales                             $         -   $    20,045   $ 190,898   $       -   $         -   $   210,943
 Equity in earnings (losses) of
  joint operations                        (189,447)            -           -           -             -      (189,447)
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                             (189,447)       20,045     190,898           -             -        21,496
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                         (189,447)        9,722     (86,535)          -       374,607       108,347

Total assets at end of period              488,371             -     129,144      15,331       154,656       787,502

1998
Revenue:
 Net sales                             $         -   $    58,500   $ 400,758   $       -   $         -   $   459,258
 Equity in earnings of joint operations     38,576             -           -           -             -        38,576
                                        ----------    ----------    --------    --------    ----------    ----------
Total revenue                               38,576        58,500     400,758           -             -       497,834
                                        ----------    ----------    --------    --------    ----------    ----------

Net income (loss)                           38,576        58,500     (80,817)   (224,441)      (728,608)    (936,790)

Total assets at end of period            1,059,560     3,299,865     258,565      38,803        295,254    4,952,047



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

     The Company's revenues have historically been derived from its equity in the net income of its joint operations and from revenue generated by BWAF and ADC. During 1999, the Company decided to focus on utilizing its assets to achieve profitability by acquiring business operations based in the United States. The Company is currently performing due diligence on several potential acquisitions. However, there are no assurances that the Company can complete any acquisitions.

Quarter Ended September 30, 1999 and 1998

     For the quarter ended September 30, 1999, the Company had revenues of $101,581 compared with $135,692 for the quarter ended September 30, 1998. The 25% decrease is due to the decrease in beverage distribution resulting from increased competition from other distributors of import beer products which decreased ADC's market share. This decrease is partially offset by the increase in net equity in earnings of catering operations. The increase in net equity in earnings of joint operations is principally due to the three catering kitchens being in full operation in 1999 and AIRO reducing its general and adminstrative costs in 1999.

     The Company's operating expenses for the quarter ended September 30, 1999 were $175,866 compared to $291,663 for the same quarter in 1998. This decrease is principally due to the decrease in general and administrative expenses to $109,555 in 1999 from $166,940 in the same quarter of 1998 resulting from the Company's continued efforts to reduce its expenses.

     Interest expense decreased to $8,543 in the third quarter of 1999 from $66,250 in 1998, reflecting the repayment by the Company of the $2 million loan from a shareholder that was repaid in January 1999.

     In July 1999, the Company recorded a gain of $671,057 on the sale of 23% interest in AIRO to two shareholders.

     In August 1998, the Company discontinued the operations of BWAF and recorded a loss from the disposal of the operation in the third quarter of 1998. The unamortized goodwill resulting from the acquisition of the remaining 50% interest in BWAF was written off in the third quarter of 1998.

Nine months Ended September 30, 1999 and 1998

     For the nine months ended September 30, 1999, the Company had revenues of $21,496 compared with $497,834 for the nine months ended September 30, 1998.
In addition to the factors that affected the third quarter results, the decrease in year-to-date revenues was due to the adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company's share of the write-off of AIRO's start-up costs as of January 1, 1999 was $298,877.

     The Company's operating expenses for the nine months ended September 30, 1999 were $551,247 compared to $1,067,128 for 1998. The decrease is due to the decrease in general and administrative expenses and the decrease in cost of revenue.

     Interest expense decreased to $25,679 for the first nine months of 1999 from $199,313 in 1998, reflecting the decreased outstanding borrowings.

     The Company recorded a gain of $62,510 on the transfer of 2.82% of RCS to AIRO during the second quarter of 1998.

In August 1998, the Company discontinued the operation of BWAF as discussed above.

Liquidity and Capital Resources

     The Company had $3,519 in cash at September 30, 1999, compared to $110,380 at December 31, 1998. In October 1999, the Company sold its remaining 22.9% interest in AIRO to two former shareholders for $1,145,000 in cash and forgiveness of about $200,000 in debt.

     At September 30, 1999, the Company had a working capital deficit of $718,602 as compared to working capital of $2,635,670 at December 31, 1998. The decrease in the working capital deficit is due primarily to repayment of a $2,000,000 note payable to a shareholder from the proceeds of the sale of the Company's interest in Air Baltic in January 1999.

     Net cash used in operating activities for the nine months ended
September 30, 1999 was $531,194 as compared to $561,336 for the same period of 1998. Such decrease was primarily due to the higher payments of outstanding liabilities made in 1999 as compared to 1998. Net cash provided by investing activities was $2,394,333 for the nine months ended September 30, 1999 compared to net cash used of $35,138 for the nine months ended September 30, 1998. The increase in net cash provided by investing activities was due primarily to the sale of the Company's interest in Air Baltic and 23% interest in AIRO. Net cash used by financing activities was $1,922,000 for the nine months ended September 30, 1999 compared to $195,961 for the nine months ended September 30, 1998. The increase was primarily due to the increase in repayment of debt in 1999. During the first nine months of 1998, the Company purchased two shares of its Series B Convertible Redeemable Preferred Stock from a shareholder for an aggregate $70,000 including accrued dividends and paid dividends of $92,250 to the shareholders of the Convertible Redeemable Series A Preferred Stock with no such payments in the first nine months of 1999.

     The Company has incurred operating losses since inception through September 30, 1999 and thereafter. At September 30, 1999, the Company had an accumulated deficit of $14,040,685 and current assets and current liabilities of $235,136 and $953,738, respectively, resulting in a working capital deficit of $718,602. The Company currently has limited cash resources available and has obligations due or becoming due in the near future.

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

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) The Company filed a Current Report on Form 8-K dated July 12, 1999 pursuant to which the Company entered into an agreement to sell a 23% interest in AIRO Catering Services to ORESA Ventures N.V. and Celox S.A.



                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                   (Registrant)


Date:  November 15, 1999                By:  /s/ Robert L. Knauss
     ----------------------                  ----------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  November 15, 1999                By:  /s/ David A. Grossman
     ----------------------                  ----------------------------------
                                             David A. Grossman
                                             President, Chief Financial Officer
                                              and Corporate Secretary