Form 10KSB
period 1999-12-31
BALTIC INTERNATIONAL USA INC
filed 2000-04-14
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 1999 were $261,700.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 30, 2000, based upon the last sales price as reported by the OTC Bulletin Board, was $1,282,167.

     As of March 30, 2000, there were 9,975,960 shares of Common Stock outstanding.


     Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .


                                TABLE OF CONTENTS
                                                                           Page

PART I
     Item 1.   Description of Business                                       3

     Item 2.   Description of Property                                       4

     Item 3.   Legal Proceedings                                             4

     Item 4.   Submission of Matters to a Vote of Security Holders           4


PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters      5

     Item 6.   Management's Discussion and Analysis or Plan of Operation     5

     Item 7.   Financial Statements                                          7

     Item 8.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                         7


PART III
     Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act                                                8

     Item 10.  Executive Compensation                                       10

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management                                                 11

     Item 12.  Certain Relationships and Related Transactions               12

     Item 13.  Exhibits and Reports on Form 8-K                             13

SIGNATURES



                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

     Baltic International USA, Inc. (the "Company" or "BIUSA") is a Texas corporation that provides and has provided capital, management, and technical services to start-up and established private companies. In most instances, the Company is directly involved in management, and in all instances assists in allocation of capital either directly from the Company or through the investment of third parties. BIUSA has not taken significant profits or management fees from these investments.

     During 1999, the Company decided to sell most of its business interests in Eastern Europe and to focus on utilizing its assets to achieve profitability by acquiring business operations based in the United States. The Company has limited cash resources available for investment purposes.

Advanced Reclamation Company

     In February 2000, the Company purchased the units of Advanced Reclamation Company, L.L.C. ("ARC") from the Nicol Family Partnership. The Company purchased all of the units of ARC for cash of $400,000, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. ARC is a complete refrigerant management company. ARC provides a full range of refrigerant services including, but not limited to, recovery, reclamation, the sale of new or reclaimed refrigerants.

AIRO Catering Services

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

     In December 1997, the Company entered into a share purchase and shareholder agreement with LSG. The primary purpose of the agreement is to identify AIRO as the vehicle for the development of new LSG in-flight kitchens in Eastern Europe and the Republics of the former Soviet Union. Under the agreement, the Company sold 5% of the stock of AIRO to LSG in return for the LSG commitments and $600,000 in cash. Following the share purchase, the Company controlled 46% of AIRO and LSG controlled 54%.

     In January 1998, the Company transferred its remaining direct interest in RCS of 20.68% to AIRO as part of a capital contribution made by the partners of AIRO. As part of this capital contribution, TOPflight and LSG made their pro rata share contributions consisting of cash of $1,100,000 and services with a value of $197,990.

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of about $200,000 in debt.

Baltic Catering Services

     The business of BCS after the transfer of the catering business to RCS was primarily the operation of a restaurant in the Riga Airport. BCS ceased operations in 1998 and has been liquidated.

Air Baltic Corporation

     In 1992, the Company developed Baltic International Airlines ("BIA") - the first independent airline in the former Soviet Union. In October 1995, the Company sold the scheduled passenger service operations of its 49% interest in BIA, to the newly created national airline of Latvia, Air Baltic. The Company sold its remaining 8.02% interest in Air Baltic to SAS in January 1999 for $2,144,333 cash under the terms of an option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from a shareholder.

Baltic International Airlines

     The Company currently owns an 89% interest in BIA. BIA currently has no substantive operations. The Company believes that maintaining BIA's airline certification and the availability of BIA's tax holiday in Latvia are beneficial to the Company.

American Distributing Company

     American Distributing Company ("ADC") is a wholly-owned subsidiary of the Company. It distributes beer products in the Baltic States. This business commenced in December 1995 as a successor to the Company's distribution activities which began in 1993.

Baltic World Air Freight

     Through its wholly-owned subsidiary Baltic World Air Freight ("BWAF"), the Company served as a cargo marketer to Air Baltic and other airlines. In August 1998, the Company ceased the operations of BWAF.

Competition

     The Company's business ventures face competition from other companies and individuals. Businesses that the Company currently operates, or may operate in the future, presently compete and will compete with other entities, many of which may have greater financial, marketing and technical resources.

Employees

     The Company currently employs 10 persons on a full-time basis. The Company has in the past, and will continue in the future, to employ independent contractors and to make extensive use of its outside directors and others as consultants. None of the employees of the Company and its subsidiaries and joint operations are represented by a labor organization. The Company believes its relationships with all of these employees are satisfactory.

Item 2.  DESCRIPTION OF PROPERTY

     The Company leases office space in Houston, Texas. ARC leases office and plant facilities in League City, Texas. The Company believes that its facilities are adequate for its current operations.

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

                            1999                       1998
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.156       $0.125        $0.594         $0.219
Second Quarter       0.156        0.125         0.594          0.344
Third Quarter        0.141        0.063         0.406          0.125
Fourth Quarter       0.188        0.078         0.188          0.094

     On March 30, 2000, the last sales price for the Common Stock was $0.188, and the Company believes there were approximately 1,000 beneficial holders of its Common Stock.

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

General

     In 1999, the Company shifted its focus to concentrate on operations in the United States. In January 1999, the Company sold its 8.02% of Air Baltic stock to SAS for $2,144,333 under the terms of the option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from a shareholder. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. In February 2000, the Company purchased ARC as our first operation based in the United States.

     The Company's revenues have historically been derived from its equity in the net income of its joint operations, beer and food distribution and commissions due from sales of airline tickets under the agreement between Air Baltic and the Company. Significant portions of the operational activities of the Company are reflected in the net equity in earnings and losses of joint operation investments. The Company uses the equity method to record its interest in its joint operations owned 20% to 50% or companies owned greater than 50% in which the Company does not have control. The Company's interests relating to joint operation activities resulted in losses of $192,947 for 1999 and earnings of $85,579 for 1998.

Results of Operations

     Years Ended December 31, 1999 and 1998. Revenues for 1999 decreased by $311,256 to $261,700 compared to $572,956 for 1998. This decrease is due to the decrease in beverage distribution revenue resulting from increased competition from other distributors of import beer products, which decreased ADC's market share.

     Operating expenses decreased 72% to $712,049 for 1999 compared to $2,544,198 for 1998. This decrease was due to a decrease in a reserve on the Company's investment in BIA, decreased food distribution costs and a decrease in personnel and consulting and other general and administrative expenses. The Company recorded the reserve in 1998 of $1,143,115 as a result of the uncertainty of the characteristics of the contribution from the Latvian partner and the length of time that has transpired since the Latvian partner committed to make the contribution. The decrease in personnel and consulting and other general and administrative expenses results from the Company's continued efforts to reduce its overhead expenses.

     As a result of the changes in revenues and expenses discussed above, the operating loss for the Company decreased 77% to $450,349 for 1999 from $1,971,242 for 1998. The Company had a net income (including interest expense, non-recurring gains and discontinued operations discussed below) of $769,137 for 1999 compared to a net loss of $2,375,781 for 1998.

     Interest expense decreased by $239,763 or 90% to $25,800 for 1999 from $265,563 in 1998, reflecting the repayment by the Company of the $2 million loan from a shareholder that was repaid in January 1999.

     In January 1999, the Company sold its interest in Air Baltic for $2,144,333. A gain of $121 was recognized on this sale.

     In July 1999 and October 1999, the Company sold its interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock, $1,395,000 in cash and forgiveness of approximately $200,000 in debt. Aggregate gains of $1,457,059 were recognized on these sales and included in gain from disposal of discontinued operations. As a result of the sale of the Company's interest in AIRO, the net equity in losses of the catering operations of $192,947 is included in loss from discontinued operations. The loss of the catering operations is primarily the result of the adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company's share of the write-off of AIRO's start-up costs as of January 1, 1999 was $298,877. In August 1998, the Company discontinued the operations of BWAF. The unamortized goodwill of $176,766 resulting from the acquisition of the remaining 50% interest in BWAF was written off in 1998 and included in the loss on disposal of discontinued operations.

Liquidity and Capital Resources

     At December 31, 1999 the Company had a working capital of $405,729 compared to working capital deficit of $2,635,670 at December 31, 1998. The increase in working capital is due primarily to the sale of Air Baltic and AIRO and repayment of debt. The Company had shareholders' equity of $454,982 at December 31, 1999.

     Net cash used by operating activities was $642,091 for 1999, compared to $605,192 for 1998. The increase in cash used by operating activities in 1999 was primarily due to the payment of accounts payable and accrued liabilities partially offset by the Company's continued efforts to reduce its overhead expenses. Net cash provided by investing activities was $3,450,233 for 1999, compared to net cash used of $54,459 for 1998. The increase in cash provided by investing activities was attributable to the sale of assets. Net cash used by financing activities was $2,050,000 for the 1999, compared to $195,961 for 1998 due to an increase in repayment of debt.

     During 1997, the Company issued 7,000,000 shares of Common Stock for net proceeds of an aggregate of $2,510,501 pursuant to private sales and the exercise of stock options. In 1999 and 1998, the Company issued 119,175 and 126,437 shares of Common Stock, respectively, for payment of accounts payable and services rendered of $9,311 and $40,992 respectively.

     In connection with the private placements in 1997, the Company issued warrants to purchase 6,800,000 shares at an exercise price of $0.65 per share of Common Stock, which warrants were immediately exercisable and expire in August 2002. The Company reacquired an aggregate of 6,250,000 shares of the Company's common stock and 6,250,000 of these warrants were cancelled in July 1999 as part of the consideration received from the sale of a 23% interest in AIRO.

     The Company has incurred operating losses since inception through December 31, 1999. The Company incurred operating losses of $450,349 in 1999 and $1,971,242 in 1998. At December 31, 1999, the Company had an accumulated deficit of $13,419,467. Net cash used in operating activities was $642,091 in 1999 and $605,192 in 1998.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meet its business plan and capital needs through December 31, 2000. During 1999, the Company borrowed an aggregate principal amount of $118,000 as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 11,800 shares of common stock at exercise prices of $0.10 to $0.15 per share. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations.

     At December 31, 1999, the Company had cash of $868,522. Significant payments made in the first quarter of 2000 include $400,000 in connection with the purchase of ARC and $87,000 paid to officers for deferred compensation previously accrued. The Company has limited cash resources available and has obligations due and past due.

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

Item 7.  FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page F-1.

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

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table gives certain information with respect to the executive officers and directors of the Company:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (3)     69     Chairman of the Board and Chief Executive
                                      Officer, Director - Class III
     David A. Grossman        36     President, Chief Financial Officer,
                                      Corporate Secretary and Director - Class I
     Homi M. Davier (1)       51     Director - Class I
     James W. Goodchild (4)   44     Director - Class II
     Paul R. Gregory (2)      59     Director - Class I
     Juris Padegs (1)(2)(3)   68     Director - Class III
     Ted Reynolds (1)(2)      69     Director - Class II
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

     Mr. Padegs served as a managing director of Scudder, Stevens & Clark, an international investment and management firm from 1985 to 1996, has been employed with Scudder, Stevens & Clark since 1964 and is now Advisory Managing Director at that firm now known as Scudder Kemper Investments, Inc. Mr. Padegs is the chairman and director of the Korea Fund and the Brazil Fund. Mr. Padegs is the director of several other investment companies. Mr. Padegs was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University.
Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic American Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States.

     Mr. Reynolds has been president of Houston Grain Company since 1983 and vice president of Mid-America Grain Commodities since 1976. He also formed and is owner of Red River Grain Company. He is actively involved in various international business transactions. Mr. Reynolds is a graduate of Texas Christian University.

     Directors are divided into three classes. The Class I directors hold office until the 2001 Annual Meeting of Shareholders, the Class II directors hold office until the 2000 Annual Meeting of Shareholders, and the Class III directors hold office until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified. The Audit Committee reviews and reports to the Board on the financial results of the Company's operations and the results of the audit services provided by the Company's independent accountants, including the fees and costs for such services. The Compensation Committee reviews compensation paid to management and recommends to the Board of Directors appropriate executive compensation. The Nominating Committee selects director nominees for election to the Board of Directors. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. In December 1997, Messrs. Davier, Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.40625 per share. Such options expire in December 2002. In December 1998, Messrs. Davier, Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.125 per share. Such options expire in December 2003.
In December 1999, Messrs. Davier, Goodchild, Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.10 per share. Such options expire in December 2004.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in the Company's common stock. The Company believes that during the fiscal year ended December 31, 1999 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the chief executive officer and the only other executive officer of the Company who received total annual salary and bonus for the fiscal year ended December 31, 1999 in excess of $100,000:

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    --------------------------
                                     Annual Compensation (1)                       Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         1999     $ 24,000   $     0          $0       $     0         174,000
 Chief Executive       1998      100,000         0           0             0               0
  Officer              1997      120,000         0           0        51,616 (2)     244,700 (2)

David Grossman,        1999     $ 82,500   $25,000 (3) $     0       $     0               0
 President and Chief   1998       70,000         0           0        18,562 (2)      88,000 (2)
  Financial Officer    1997       70,000         0           0        10,052 (4)           0

(1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
(2) In August 1997, the Company granted 122,350 and 44,000 shares of the Company's common stock and 244,700 and 88,000 options to Messrs. Knauss and Grossman, respectively, for services to be rendered. Half of the shares and options were vested in February 1998 and the remaining half vested in August 1999.
(3)  The Company paid the 1998 bonus to Mr. Grossman in 2000.

Stock Options

     In September 1992, the Company adopted its 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The compensation committee of the Company's Board of Directors administers the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of March 30, 2000, options to purchase an aggregate of 1,472,700 shares were outstanding under the Plan.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 1999.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              1999          Per Share         Date
Robert L. Knauss      174,000                44%         $ 0.145          May 10, 2005
David A. Grossman     174,000                44%         $ 0.145          May 10, 2005

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 1999 and the stock option and warrant values as of December 31, 1999.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 1999    December 31, 1999
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       477,100/72,500             $0/$0
David A. Grossman        0           0       219,900/72,500             $0/$0

     The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 30, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of the Company's outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner                    Number                Percent

Robert L. Knauss                         1,467,667  (2)            13.77%
Citibank (Switzerland) (1)               1,000,000                 10.02%
Paul R. Gregory                            838,369  (3)             8.14%
James W. Goodchild                         541,573  (4)             5.27%
Nicol Family Partnership                   500,000                  5.01%
David A. Grossman                          389,567  (5)             3.79%
Homi M. Davier                             368,624  (6)             3.64%
Juris Padegs                               319,859  (7)             3.17%
Ted Reynolds                               119,000  (8)             1.19%
All 7 directors and executive officers   4,044,659  (9)            34.04%

(1) The business address for Citibank (Switzerland) is P. O. Box 244, Zurich, Switzerland CH-8021. The business address for the Nicol Family Partnership is P.O. Box 278, Grapeland, Texas 75844.
(2) Includes an aggregate of 679,463 shares subject to options, warrants and Series A Preferred Stock that are exercisable within 60 days.
(3) Includes an aggregate of 323,000 shares subject to options, warrants and Series A Preferred Stock that are currently exercisable.
(4) Includes an aggregate of 295,945 shares subject to options, warrants and Series A Preferred Stock that are currently exercisable.
(5) Includes 304,900 shares subject to options that are exercisable within 60 days. Excludes an aggregate of 87,500 shares subject to options that are not currently exercisable.
(6) Includes an aggregate of 145,195 shares subject to options, warrants and Series A Preferred Stock that are currently exercisable.
(7) Includes 122,418 shares subject to options, warrants and Series A Preferred Stock that are currently exercisable.
(8) Includes 36,000 shares subject to options and warrants that are currently exercisable.
(9) Includes an aggregate of 1,906,921 shares subject to options, warrants and Series A Preferred Stock that are exercisable within 60 days. Excludes an aggregate of 87,500 shares subject to options that are not currently exercisable.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August and September 1997, Celox S.A., an affiliate of Jonas af Jochnick (a former director), purchased an aggregate of 2,500,000 shares of Common Stock for $1,000,000. In connection with this private placement, the Company issued warrants to purchase 2,500,000 shares of Common Stock at an exercise price of $0.65 per share, which warrants are currently exercisable and expire in August 2002. Additionally in August and September 1997, ORESA Ventures N.V., an affiliate of Jonas af Jochnick, purchased an aggregate of 3,750,000 shares of Common Stock for $1,500,000. In connection with this private placement, the Company issued warrants to purchase 3,750,000 shares of Common Stock at an exercise price of $0.65 per share, which warrants will be currently exercisable and expire in August 2002.

     In October 1997, ORESA Ventures N.V. advanced $2,000,000 to the Company, bearing interest at a rate of 13% per annum. This loan was repaid in January 1999.

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt.

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

     10.5            Air Baltic Joint Venture Agreement   (Exhibit 10.36 to
                     Form 8-K dated August 29, 1995, File No. 0-26588)

     10.6            Amendment to Air Baltic Joint Venture Agreement   (Exhibit
                     10.40 to Form SB-2, File No. 333-860)

     10.7            Share Purchase Agreement with SAS   (Exhibit 10.41 to Form
                     8-K dated January 10, 1996, File No. 0-26588)

     10.8            AIRO Catering Services Joint Venture Agreement   (Exhibit
                     10.42 to Form 10-KSB for the year ended December 31, 1997, File No. 0-26588)

     Exhibit No.     Identification of Exhibit

     10.9 Statement of the Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred
                     Stock, as amended   (Exhibit 10.45 to Form SB-2, File No.
                     333-860)

     10.10           Compensatory Plan for Robert Knauss, James Goodchild and
                     David Grossman   (Exhibit 10.46 to Form 10-QSB for the
                     quarter ended September 30, 1997, File No. 0-26588)

     10.11           Promissory Note Agreement with ORESA Ventures N.V.
                     (Exhibit 10.47 to Form 10-QSB for the quarter ended September 30, 1997, File No. 0-26588)

     10.12           Share Purchase Agreement with SAS   (Exhibit 10.48 to Form
                     8-K dated January 4, 1999, File No. 0-26588)

     10.13 Share Purchase Agreement with ORESA Ventures and Celox (Exhibit 10.1 to Form 8-K dated July 12, 1999,
                     File No. 0-26588)

     10.14 Unit Purchase Agreement for Advanced Reclamation Company, L.L.C. (Exhibit 10.1 to Form 8-K dated February 2, 2000, File No. 0-26588)

     23.1            Consent of Arthur Andersen LLP

     27              Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1999.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page

Report of independent public accountants                                 F-2

Consolidated balance sheets at December 31, 1999 and 1998                F-3

Consolidated statements of operations for the years ended
     December 31, 1999 and 1998                                          F-4

Consolidated statements of shareholders' equity for the years
     ended December 31, 1999 and 1998                                    F-5

Consolidated statements of cash flows for the years ended
     December 31, 1999 and 1998                                          F-7

Notes to consolidated financial statements                               F-8



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Baltic International USA, Inc.

We have audited the accompanying consolidated balance sheets of Baltic International USA, Inc. (a Texas corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has incurred significant operating losses through December 31, 1999. At December 31, 1999 the Company had an accumulated deficit of $13,419,467, the Company has limited cash resources available and has obligations due and past due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





ARTHUR ANDERSEN LLP


Houston, Texas
April 13, 2000




                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets



                                               December 31,      December 31,
                                                   1999               1998
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                     $   868,522       $   110,380
 Accounts receivable:
  Trade                                             42,377            89,247
  Affiliates                                         3,448            74,633
 Note receivable                                    89,100                 -
 Inventory                                          50,638            66,589
 Prepaids and deposits                              10,352             8,144
                                                ----------        ----------
    Total current assets                         1,064,437           348,993
PROPERTY AND EQUIPMENT, net                         14,229            35,211
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS       1,500         3,276,094
OTHER ASSETS                                        33,524            33,899
                                                ----------        ----------
    Total assets                               $ 1,113,690       $ 3,694,197
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued liabilities      $   270,076       $   704,031
 Dividends payable                                 388,632           230,632
 Short-term debt, net                                    -            50,000
 Short-term debt to a shareholder                        -         2,000,000
                                                ----------        ----------
    Total liabilities                              658,708         2,984,663
                                                ----------        ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                          252,793         1,306,610
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized,
   123,000 shares issued and outstanding         1,230,000         1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14  shares issued and outstanding               350,000           350,000
 Common stock, $.01 par value, 40,000,000
  shares authorized, 15,629,229 shares issued
  and 9,455,960 and 15,586,785 shares
  outstanding                                      156,292           156,292
 Additional paid-in capital                     12,763,943        11,717,776
 Accumulated deficit                           (13,419,467)      (14,030,604)
 Treasury stock, at cost                          (878,579)          (20,540)
                                                ----------        ----------
    Total shareholders' equity                     454,982           709,534
                                                ----------        ----------
    Total liabilities and shareholders'
     equity                                    $ 1,113,690       $ 3,694,197
                                                ==========        ==========



     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations


                                                    Year Ended December 31,

                                                    1999              1998
REVENUES:
 Beverage distribution                         $   238,039       $   494,956
 General sales agency revenue                       23,661            78,000
                                                ----------        ----------
    Total operating revenues                       261,700           572,956
                                                ----------        ----------

OPERATING EXPENSES:
 Cost of revenue-food distribution                 233,301           490,126
 Personnel and consulting                          214,375           478,621
 Legal and professional                             85,675           129,191
 Other general and administrative                  178,698           303,145
 Reserve of investment in BIA                            -         1,143,115
                                                ----------        ----------
    Total operating expenses                       712,049         2,544,198
                                                ----------        ----------

LOSS FROM OPERATIONS                              (450,349)       (1,971,242)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (25,800)         (265,563)
 Interest income                                    10,360            15,536
 Other income (expense)                            (23,377)           (1,935)
                                                ----------        ----------
     Total other income (expense)                  (38,817)         (251,962)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                       (489,166)       (2,223,204)

INCOME TAX EXPENSE                                       -                 -
                                                 ----------        ----------
LOSS FROM CONTINUING OPERATIONS                   (489,166)       (2,223,204)

DISCONTINUED OPERATIONS:
 Loss from operations of freight and
  catering operations                             (198,756)           37,904
 Loss on disposal of freight and catering
  operations                                     1,457,059          (190,481)
                                                ----------        ----------
NET INCOME (LOSS)                              $   769,137       $(2,375,781)
                                                ==========        ==========



INCOME (LOSS) PER SHARE AMOUNTS:
Basic:
  Continuing operations                        $     (0.05)      $     (0.15)
  Discontinued operations                      $      0.10       $     (0.01)
  Total                                        $      0.05       $     (0.16)

Diluted:
  Continuing operations                        $     (0.02)      $     (0.15)
  Discontinued operations                      $      0.05       $     (0.01)
  Total                                        $      0.03       $     (0.16)


     See accompanying notes to consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
               Consolidated Statements of Shareholders' Equity



                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, January 1, 1998       $1,306,610     123,000     $1,230,000       16      $  400,000     15,502,792    $ 155,028
Common shares issued                                                                                 126,437        1,264
Purchase of preferred stock                                                (2)        (50,000)
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 1998     $1,306,610     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Purchase of treasury stock
Common shares issued
Cancellation of warrants       (1,053,817)
Net income
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 1999     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
                               ==========    ========     ==========      ===      ==========     ==========      =======







     See accompanying notes to consolidated financial statements.




                        BALTIC INTERNATIONAL USA, INC.
                 Consolidated Statements of Shareholders' Equity
                                (Continued)



                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, January 1, 1998         $ 9,905,403    $(10,421,525)         42,444    $ (20,540)   $   709,534
Common shares issued                  39,728                                                      40,992
Purchase of preferred stock           (9,761)                                                    (59,761)
Net loss                                          (2,375,781)                                 (2,375,781)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (36,116)                                    (36,116)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 1998       $11,717,776    $(14,030,604)         42,444    $ (20,540)   $   709,534
Purchase of treasury stock                                         6,250,000     (875,000)      (875,000)
Common shares issued                  (7,650)                       (119,175)      16,961          9,311
Cancellation of warrants           1,053,817                                                           -
Net income                                           769,137                                     769,137
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 1999       $12,763,943    $(13,419,467)      6,173,269    $(878,579)   $   454,982
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows


                                                    Year Ended December 31,

                                                    1999              1998
Cash flows from operating activities:
 Net income (loss)                              $   769,137     $  (2,375,781)
 Noncash adjustments:
  Net equity in earnings of discontinued joint
   operations                                       192,947           (85,579)
  Reserve of investment in BIA                            -         1,143,115
  Gain (loss) on disposal of discontinued
   operations                                    (1,457,059)          190,481
  Depreciation and amortization                      20,982            35,720
  Gain on sale of assets                               (121)                -
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                               42,426            89,011
   Prepaid and other                                 (1,833)           32,379
   Inventory                                         15,951           129,382
   Accounts payable and accrued liabilities        (224,521)          236,080
                                                -----------     -------------
     Net cash used by operating activities         (642,091)         (605,192)
                                                -----------     -------------

Cash flows from investing activities:
 Investment in and advances to joint operations           -           (37,119)
 Distributions and repayments from joint
  operations                                              -             8,673
 Advances paid on note receivable                    89,100                 -
 Proceeds from sale of assets                     3,539,333                 -
 Acquisition of property and equipment                    -           (26,013)
                                                -----------     -------------
     Net cash used by investing activities        3,450,233           (54,459)
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt                                 142,000                 -
 Repayment of debt and long-term obligations     (2,192,000)          (33,711)
 Purchase of preferred stock                              -           (59,761)
 Preferred dividends paid                                 -          (102,489)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                 (2,050,000)         (195,961)
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                        758,142          (855,612)
Cash and cash equivalents, beginning of period      110,380           965,992
                                                -----------     -------------
Cash and cash equivalents, end of period        $   868,522     $     110,380
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

The Company initially pursued its plans to participate in airline service in Latvia through a 49% interest in a newly formed start-up airline - Baltic International Airlines ("BIA"), a limited liability company registered in the Republic of Latvia. The Company made significant investments in and advances to BIA, which has incurred losses since inception. On October 1, 1995, the routes and passenger service operations of BIA were transferred as part of its capital contribution to a new Latvian carrier, Air Baltic Corporation SIA ("Air Baltic"). The Company owned an 8.02% interest in Air Baltic. As discussed in
Note 5, the Company sold its interest in Air Baltic in January 1999. BIA has no current operations and has not conducted any substantive business operations since October 1995.

The Company was also engaged in providing aviation catering services to Air Baltic and other airlines through its interest in AIRO Catering Services ("AIRO"). As discussed in Note 5, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in July 1999. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. American Distributing Company ("ADC"), a wholly owned subsidiary, began operations on December 1, 1995 as a food and beverage distribution company. In August 1998, the Company ceased operations as a cargo marketer to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF").

In February 2000, the Company purchased Advanced Reclamation Company, L.L.C. ("ARC") from the Nicol Family Partnership. The Company purchased all of the units of ARC for cash of $400,000, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. ARC is a complete refrigerant management company. ARC provides a full range of refrigerant services including, but not limited to, recovery, reclamation, the sale of new or reclaimed refrigerants.

Financial condition

The Company has incurred operating losses since inception through December 31, 1999. The Company incurred operating losses of $450,349 in 1999 and $1,971,242 in 1998. At December 31, 1999, the Company had an accumulated deficit of $13,419,467. Net cash used in operating activities was $642,091 in 1999 and $605,192 in 1998. The Company currently has limited cash resources available and has obligations due or past due.

Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2000. During 1999, the Company borrowed an aggregate principal amount of $118,000 as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 11,800 shares of common stock at an exercise prices of $0.10 to $0.15 per share. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. In addition, management believes that the Company can continue to defer certain amounts payable by the Company that are either currently due or past due.

At December 31, 1999, the Company had cash of $868,522. Significant payments made in the first quarter of 2000 include $400,000 in connection with the purchase of ARC and $87,000 paid to officers for deferred compensation previously accrued. The Company has limited cash resources available and has obligations due and past due.

The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (BWAF and ADC). All significant intercompany accounts and transactions have been eliminated. The Company accounted for its investment in AIRO using the equity method until the Company sold its remaining interest in AIRO in October 1999. The Company's interest in Air Baltic was accounted for using the cost method because the Company owned only 8.02% of Air Baltic and had no control, voting or otherwise, over Air Baltic. The Company's interest in BIA is accounted for using the cost method because BIA has no current operations. The Company's interest in Lithuanian Aircraft Maintenance Corporation ("LAMCO") was accounted for using the cost method because the Company owned only 2.6% of LAMCO and it had no operations since its inception.

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

Income taxes

Deferred income taxes result from temporary differences between the financial statements and tax basis of assets and liabilities.

Income (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period ending on the balance sheet date exceeds the exercise price and the Company had earnings for the period.

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

Concentration of credit risk

At December 31, 1999 and 1998, the Company's cash in financial institutions exceeded the federally insured deposits limit by $766,507 and $0, respectively. An investment of $760,000 in a reverse repurchase agreement is included in cash and cash equivalents at December 31, 1999. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $761,000 at December 31, 1999.

Foreign currency translation

Portions of the Company's operations are conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in net income. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on the Company's consolidated balance sheets as of December 31, 1999 and 1998.

New accounting pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. This standard also requires disclosures about products and services, geographic areas and major customers.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company adopted SOP 98-5 in the first quarter of 1999 and resulted in a negative effect on its net equity in earnings of joint operations of $298,877 as a result of the write-off of AIRO's unamortized start-up costs.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material effect on the consolidated financial statements. The Company is required to adopt SFAS No. 133 no later than the first quarter of fiscal 2001.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - NOTE RECEIVABLE

The note receivable of $89,100 and accrued interest of $3,471 at December 31, 1999 is from Pembrooke Calox, Inc., a start-up company intending to begin limestone operations in 2000. In February 2000, the Company acquired a 10% interest in Pembrooke Calox. The note bears interest at 10% and was due on January 31, 2000. The note receivable is collateralized by common shares of another public company and a 10% interest in Pembrooke Calox. These common shares had a value of approximately $155,000 at December 31, 1999 based on the closing market price. The Company is in the process of liquidating the common shares included in the collateral for repayment of the note receivable.

NOTE 4 - CONSOLIDATED SUBSIDIARIES

American Distributing Company

ADC, a wholly owned subsidiary of BIUSA, distributes beer products in the Baltic States. This business commenced in December 1995, as a successor to the Company's distribution activities which began in 1993.

Baltic World Air Freight

The Company operated BWAF to serve as the cargo sales agent for Air Baltic and other airlines in Riga, Latvia. In August 1998, the Company ceased the operations of BWAF.

The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations including the write-off of unamortized goodwill. The unamortized goodwill of $176,766 resulting from the acquisition of the remaining 50% interest in BWAF was written off in 1998. Operating results for the discontinued operations were:


                                      December 31, 1998

     Operating revenues                $     101,461
     Loss from operations              $    (128,236)
     Net loss                          $     (47,675)

At December 31, 1999, BWAF had current assets aggregating $10,960, noncurrent assets of $2,024 and current liabilities of $148,302 which are included in the Company's consolidated financial statements. The Company recorded a loss from the disposal of the operation for the write-off of the goodwill and the estimated costs to liquidate BWAF.

NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT OPERATIONS

The investment in and advances to joint operations are as follows:

                                                   December 31,
                                               1999             1998

Air Baltic                                 $        -       $2,144,212
BCS                                             1,500            5,000
AIRO                                                -        1,126,882
                                            ---------        ---------
Total                                      $    1,500       $3,276,094
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

Summarized financial information for Air Baltic is as follows (100%):

                                       December 31, 1998

Current assets                        $     10,931,000
Noncurrent assets                           23,675,000
                                      ----------------
Total assets                          $     34,606,000
                                      ================

Current liabilities                   $     22,062,000
Noncurrent liabilities                      12,126,000
Equity                                         418,000
                                      ----------------
Total liabilities and equity          $     34,606,000
                                      ================

                                           Year Ended
                                       December 31, 1998

Revenues                              $     39,757,000
Loss from operations                  $     (5,487,000)
Net loss                              $     (7,325,000)

Baltic International Airlines

The Company entered into a joint venture agreement with the Latvian Civil Aviation Department, an agency of the Government of Latvia, on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. The Company currently owns an 89% interest in BIA.

As discussed in Note 1, BIA experienced significant losses that have been recognized in the Company's financial statements through a reserve of its investment in BIA. In conjunction with the transfer of BIA's passenger service operations to Air Baltic, the Company entered into negotiations with its partner to restructure BIA and obtain full ownership. The Company also made advances on behalf of BIA in 1996 to facilitate the termination of operations of BIA. In March 1997, the Company's Latvian partner in BIA agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. In May 1997, the Company capitalized $6.3 million of BIA's debt to the Company that was previously reserved by the Company. BIA will assign the promissory note from the Latvian partner to the Company. Management believes that the Latvian partner's contribution will be made in the future. The Company has agreed with the Latvian partner that it will forgive the promissory note of the Latvian partner in exchange for the transfer of the Latvian partner's ownership in BIA. BIA will then become a wholly owned subsidiary of the Company.

The Company recorded a reserve against the investment in BIA of $1,143,115 in 1998 as a result of the uncertainty of the characteristics of the contribution from the Latvian partner and the length of time that has transpired since the Latvian partner committed to make the contribution.

Lithuanian Aircraft Maintenance Corporation

On September 28, 1995, the Company entered into a joint operation with a joint stock company, Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania and the Municipality of Siauliai City for the establishment of an aircraft maintenance facility, LAMCO. The Company's initial investment totaled $40,000 for 2.6% of LAMCO. LAMCO was liquidated in 1998. The Company received cash of $8,673, equipment with an estimated value of $3,700 and Lithuanian government securities with a face value of approximately $28,000 from the liquidation in 1998. These government securities bear no interest, mature beginning in April 2002 and have been included in other assets in the consolidated balance sheet.

Joint operations using equity method -

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

In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. At December 31, 1999, the Company has receivables aggregating $764,157. When these receivables are received, additional gains will be recorded by the Company.

Summarized financial information for AIRO is as follows (100%):

                                        December 31, 1998

Current assets                             $ 1,089,182
Noncurrent assets                            6,468,654
                                            ----------
Total assets                               $ 7,557,836
                                            ==========

Current liabilities                        $ 2,157,576
Minority interest                              603,134
Equity                                       4,797,126
                                            ----------
Total liabilities and equity               $ 7,557,836
                                            ==========

A summary of the results of operations of the combined joint operations accounted for using the equity method of accounting is as follows:

                                            Nine Months
                                              Ended          Year Ended
                                           September 30,     December 31,
                                               1999             1998

Revenues                                   $ 5,031,519      $ 5,149,474
Income from operations                     $   908,540      $   637,956
Cumulative effect of change in accounting
 for start-up costs                        $  (651,574)     $         -
Net income (loss)                          $  (548,328)     $   (80,867)

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

Baltic Catering Services

BCS was formed on March 26, 1993 as a joint operation between ARVO, Ltd., a Latvian limited liability company, and the Company. On April 2, 1996, the catering operations of BCS were acquired by RCS in exchange for shares in RCS. The business of BCS after the transfer of the catering business to RCS is primarily the operation of a restaurant in the Riga Airport. BCS ceased its operations in 1998 and has been liquidated by the Company in 2000.

NOTE 6 - DEBT

Debt consists of the following:

                                                    December 31,
                                               1998             1997

Note payable to a shareholder, secured
by put agreement with SAS on Air Baltic
shares and security interest in all
shares of stock owned in AIRO, interest
rate of 13%, repaid in January 1999       $         -      $ 2,000,000

Subordinated bridge loan financing,
interest payable quarterly at 10% per
annum, secured by warrants to purchase
175,000 common shares of the Company,
originally due March 31, 1996, repaid in
October 1999                                        -           50,000
                                           ----------       ----------
Total debt                                          -        2,050,000
Less short-term debt, net                           -       (2,050,000)
                                           ----------       ----------
Long-term debt, net                       $         -      $         -
                                           ==========       ==========

NOTE 7 - INCOME TAXES

The components of net deferred tax assets consisted of the following:

                                                           December 31,
                                                      1999             1998

Deferred tax assets:
 Net operating loss carryforward                 $ 2,435,923      $ 3,020,442
 Reserve on investment                                98,090                -
 Losses from joint operations and subsidiaries        91,884                -
 Amortization and depreciation                        54,315           54,854
 Deferred compensation                                     -           89,222
Other                                                     -           30,720
                                                  ----------       ----------
Total deferred tax assets                          2,680,212        3,195,238
                                                  ----------       ----------

Deferred tax liabilities:
 Unremitted earnings of joint operations                   -          129,709
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         1,977          131,686
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         2,678,235        3,063,552
Valuation allowance                               (2,678,235)      (3,063,552)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Provisions for income taxes in the statements of operations were as follows:

                                                     Year ended December 31,
                                                      1999             1998

Current expense:
  U.S.                                           $         -      $         -
  Foreign                                                  -                -
Deferred expense                                           -                -
                                                  ----------       ----------
Total expense                                    $         -      $         -
                                                  ==========       ==========


Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

In 1999, the Company utilized approximately $1,700,000 of the net operating loss carryforwards primarily due to the gain on the sale of the interest in AIRO. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $7,200,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 8 - COMMON STOCK

In August and September 1997, the Company sold an aggregate of 6,250,000 shares of common stock to Celox S.A. and ORESA Ventures N.V. for $2,500,000. In connection with these private placements, the Company issued warrants to purchase 6,250,000 shares at an exercise price of $0.65 per share, which warrants are currently exercisable and expire in August 2002. As discussed in
Note 5, the Company reacquired all of these shares and warrants in July 1999 as part of the consideration received from the sale of a 23% interest in AIRO.

At December 31, 1999 and 1998, the Company has 6,173,269 and 42,444 treasury shares, respectively.

NOTE 9 - OPTIONS

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

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which allow the Company to continue to apply the provisions of APB No. 25 to determine compensation expense. Had compensation expense for the Plan been determined using a stock-based, fair value method as allowed by SFAS No. 123, the Company's net income (loss) and income (loss) per common share would have changed to the following pro forma amounts:

                                                               Year ended December 31,
                                                                1999             1998
Net income (loss)                          As Reported     $   769,137      $(2,375,781)
                                           Pro Forma           704,287       (2,452,849)
Basic income (loss) per common share       As Reported            0.05            (0.16)
                                           Pro forma              0.04            (0.17)
Diluted income (loss) per common share     As Reported            0.03            (0.16)
                                           Pro forma              0.03            (0.17)

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

At December 31, 1999, the Company had 1,190,700 shares of common stock reserved for issuance upon exercise of outstanding options, and 309,300 options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:


                                               Year Ended December 31,
                                           1999                         1998
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                        1,102,366       $  0.76      1,072,366     $  0.78
Changes during the period:
  Granted                           421,000          0.14         30,000        0.13
  Canceled                         (332,666)         1.03              -           -
  Exercised                               -             -              -           -
                                  ---------                    ---------
Shares under option, end of
 period                           1,190,700       $  0.46      1,102,366     $  0.76
                                  =========                    =========
Options exercisable, end of
 period                           1,025,700       $  0.52        864,016     $  0.85
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 1999 range from $0.10 to $1.38. The weighted average contractual life of the options outstanding at December 31, 1999 was 3.9 years. The options granted in 1999 and 1998 were issued to officers, directors and employees with an exercise price equal to the market price of the Company's common stock on the grant date. The weighted-average grant-date fair value of options granted during 1999 was $0.13 and during 1998 was $0.11. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rate of 6.0% and, 6.0%, respectively; expected dividend yield of 0% and 0%, respectively; expected lives of 6 years and 5 years, respectively; and expected volatility of 118% and 122%, respectively.

NOTE 10 - WARRANTS

At December 31, 1999, the Company had 3,422,650 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           1999                         1998
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period               9,911,849     $  1.00       10,045,845     $  1.01
Changes during the period:
  Granted                            11,800        0.14                -           -
  Canceled                       (6,500,999)       0.80         (133,996)       0.84
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                            3,422,650     $  1.38        9,911,849     $  1.00
                                 ==========                   ==========
Warrants exercisable, end of
period                            3,422,650     $  1.38        9,911,849     $  1.00
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 1999 range from $0.10 to $9.80. The weighted average contractual life of the warrants outstanding at December 31, 1999 was 1.8 years. The weighted-average grant-date fair value of warrants granted during 1999 was $0.12. During 1999, the Company issued warrants to purchase 11,800 shares of common stock at exercise prices of $0.10 to $0.15 per share in connection with bridge financing aggregating $118,000 from officers and directors of the Company. The bridge financing was repaid in 1999.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, the Company created its Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at the option of the Company and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of the Company's common stock will be diluted upon conversion to the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 1999, the conversion price was $0.92 per share.

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

During 1998 and 1999, there were no conversions of Series B Preferred Stock into shares of the Company's common stock. During 1998, the Company purchased two shares of Series B Preferred Stock from a shareholder for an aggregate $70,000 including accrued dividends. There were no such purchases in 1999.

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      1999             1998

Basic
Net income (loss) to be used to compute basic
 income (loss) per share:
 Net income (loss)                               $   769,137      $(2,375,781)
 Less preferred dividends                           (158,000)        (159,116)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders                                    $   611,137      $(2,534,897)
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                12,683,372       15,568,063
                                                  ==========       ==========

Basic loss per common share                      $      0.05      $     (0.16)
                                                  ==========       ==========

Diluted
Net income (loss) to be used to compute diluted
 income (loss) per share:
 Net income (loss)                               $   769,137      $(2,534,897)
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                12,683,372       15,568,063
 Impact of convertible preferred stock            10,779,123                -
                                                  ----------       ----------
 Average common shares outstanding, assuming
  dilution                                        23,462,495       15,568,063
                                                  ==========       ==========

Diluted loss per common share                    $      0.03      $     (0.16)
                                                  ==========       ==========

NOTE 13 - RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions that have occurred during 1999 and 1998, other than those disclosed elsewhere in the notes to the accompanying consolidated financial statements.

The Company earns general sales agency revenue by operating the North American sales and marketing office of Air Baltic. The Company earned $23,661 and $78,000 of such revenue for each of the years ended December 31, 1999 and 1998, respectively. The general sales agency revenue from Air Baltic comprised 12% of the Company's revenue in 1998.

Air Baltic purchases goods and services from RCS and AIRO. BWAF was dependent upon Air Baltic for cargo transportation.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under operating leases that expire over the next five years. Rental expense under operating leases was $18,189 and $37,595 for 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

     Year                                  Amount
     2000                               $   17,527
     2001                                    1,513
                                        ----------
     Total                              $   19,040
                                        ==========

The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition.

NOTE 15 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of noncash transactions is as follows:

                                                     Year ended December 31,
                                                      1999             1998

Conversion of accounts payable and
 accrued dividends to equity                     $         -      $     3,750
Common stock issued for services                       9,311           37,242
Dividends declared and unpaid                        158,000           97,616
Common shares and warrants received for sale
 of AIRO                                           1,928,817                -
Forgiveness of debt                                  200,123                -
Transfer of RCS shares to AIRO                             -          191,695

Supplemental disclosures:
 Interest paid                                   $   151,927      $     8,153
 Income taxes paid                               $         -      $         -

NOTE 16 - SEGMENT INFORMATION

As discussed in Note 2, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. Reportable segments are based on internal organizational structure and are comprised of Catering, Airlines, Distribution and Cargo. The Company's catering products were primarily sold to airlines. Airline services are promoted to the general public. Distribution products are sold principally to wholesalers, food stores and food and drink establishments. Cargo services were sold to freight forwarders.

Segment financial information is summarized as follows:

                                                                                            Corporate
                                          Catering     Airlines   Distribution   Cargo      and Other       Total
1999
Revenues                               $         -   $    23,661   $ 238,039   $       -   $         -   $   261,700
Income (loss) before income taxes
 and discontinued operations             1,258,303        13,338    (115,890)          -      (386,614)     (489,166)
Discontinued operations                          -             -           -           -             -     1,258,303
Net income (loss)                        1,258,303        13,338    (115,890)          -      (386,614)      769,137

Other disclosures:
 Depreciation and amortization         $         -   $         -   $  20,193   $       -   $       789   $    20,982
 Capital expenditures                            -             -           -                         -             -
 Investment in and advances to joint
  operations at end of year                  1,500             -           -           -             -         1,500
 Total assets at end of year                 1,500             -     101,964      12,984       997,242     1,113,690

1998
Revenues                               $         -   $    78,000   $ 494,956   $       -   $         -   $   572,956
Income (loss) before income taxes
 and discontinued operations                     -    (1,065,115)   (117,120)          -    (1,040,969)   (2,223,204)
Discontinued operations                     85,579             -           -    (238,156)            -      (152,577)
Net income (loss)                           85,579    (1,065,115)   (117,120)   (238,156)   (1,040,969)   (2,375,781)

Other disclosures:
 Depreciation and amortization         $         -   $         -   $   3,657   $       -   $    32,063   $    35,720
 Capital expenditures                            -             -      25,813           -           200        26,013
 Investment in and advances to joint
  operations at end of year              1,192,965     2,157,762           -           -             -     3,350,727
 Total assets at end of year             1,192,965     2,157,762     203,221      17,313       122,936     3,694,197

Information concerning principal geographic areas was as follows:

                                      North America   Eastern Europe    Total
1999
Revenues                                $    23,661   $   238,039   $   261,700
Investment in and advances to joint
 operations at end of year                        -         1,500         1,500
Other long-term assets at end of year           578        47,175        47,753

1998
Revenues                                $    78,000   $   494,956   $   572,956
Investment in and advances to joint
 operations at end of year                        -     3,276,094     3,276,094
Other long-term assets at end of year        32,694        36,416        69,110

NOTE 17 - SUBSEQUENT EVENTS

In February 2000, the Company purchased Advanced Reclamation Company ("ARC") from the Nicol Family Partnership for $400,000 in cash, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. The note payable matures on January 1, 2005, has an interest rate of 10% with interest due quarterly and is collateralized by the fixed assets of ARC. The note payable has a prepayment provision such that prepayments of principal are to be made equal to the ARC's annual pretax profits in excess of $225,000. However, the prepayments are not to exceed $120,000 for any year. The earnout agreement provides for an equal split of ARC's annual pretax profits in excess of $225,000 between the Company and the Nicol Family Partnership for a period of three years ending December 31, 2002.

The following unaudited pro forma condensed financial statements are based upon our historical consolidated financial statements and those of ARC. You should read this pro forma financial information in connection with the historical financial statements.

With respect to our acquisition of ARC, the unaudited pro forma condensed financial statements give effect to our acquisition of ARC applying the purchase method of accounting and adjustments that are directly attributable to the ARC acquisition and are anticipated to have a continuing impact.

We have prepared the unaudited pro forma condensed financial statements based upon currently available information and assumptions that we have deemed appropriate. This pro forma information may not be indicative of what actual results would have been, not does the data purport to represent our and ARC's combined financial results for future periods.

We are currently in the process of allocating the purchase price among the assets acquired and the liabilities assumed. The allocation of the purchase price to the assets and liabilities acquired reflected in this pro forma financial data is preliminary. The final purchase price and its allocation are expected to be completed within one year following the ARC acquisition. Accordingly, the actual financial position and results of operations may differ from these pro forma amounts.

Condensed financial information for the unaudited pro forma consolidated balance sheet as of December 31, 1999 assuming this transaction occurred on December 31, 1999 is as follows:

                                     Actual            ARC                                Pro Forma
                                  December 31,     December 31,     Pro Forma        December 31,
                                      1999             1999         Adjustments       1999
ASSETS
CURRENT ASSETS
 Cash and cash equivalents       $    868,522     $      3,721     $   (400,000) (a)     $    472,243
 Accounts receivable                   45,825           49,452                -                 5,277
 Note receivable                       89,100                -                -                89,100
 Inventory                             50,638           15,870                -                66,508
 Prepaids and deposits                 10,352           16,943           (1,220) (b)           26,075
                                 ------------     ------------     ------------          ------------
     Total current assets           1,064,437           85,986         (401,220)              749,203
PROPERTY AND EQUIPMENT, net            14,229          168,072                -               182,301
INVESTMENTS IN AND ADVANCES
 TO JOINT OPERATIONS                    1,500                -                -                 1,500
GOODWILL                                    -                -          761,555  (c)          761,555
OTHER ASSETS                           33,524           20,748                -                54,272
                                 ------------     ------------     ------------          ------------
     Total assets                $  1,113,690     $    274,806     $    360,335          $  1,748,831
                                 ============     ============     ============          ============

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and
  accrued liabilities            $    270,076     $    112,044     $          -          $    382,120
 Dividends payable                    388,632                -                -               388,632
 Short-term debt, net                       -           58,746           (2,000) (b)           56,746
                                 ------------     ------------     ------------          ------------
     Total current liabilities        658,708          170,790           (2,000)              827,498
LONG-TERM DEBT                              -            6,351          400,000  (a)          406,351
                                 ------------     ------------     ------------          ------------
     Total liabilities                658,708          177,141          398,000             1,233,849
                                 ------------     ------------     ------------          ------------

SHAREHOLDERS' EQUITY
 Warrants                             252,793                -                -               252,793
 Preferred stock:
  Series A                          1,230,000                -                -             1,230,000
  Series B                            350,000                -                -               350,000
 Common stock                         156,292                -                -               156,292
 Additional paid-in capital        12,763,943                -          (11,160) (a)       12,752,783
 Accumulated deficit              (13,419,467)               -                -           (13,419,467)
 Treasury stock, at cost             (878,579)               -           71,160  (a)         (807,419)
 Member's equity                            -           97,665          (97,665) (d)                -
                                 ------------     ------------     ------------          ------------
     Total shareholders' equity       454,982           97,665          (37,665)              514,982
                                 ------------     ------------     ------------          ------------
     Total liabilities and
      shareholders' equity       $  1,113,690     $    274,806     $    360,335          $  1,748,831
                                 ============     ============     ============          ============

Condensed financial information for the unaudited pro forma consolidated income statement for the year ended December 31, 1999 assuming this transaction occurred on January 1, 1999 is as follows:


                                     Actual            ARC                                Pro Forma
                                  December 31,     December 31,     Pro Forma        December 31,
                                      1999             1999         Adjustments       1999
REVENUES:

 Beverage distribution           $    238,039     $          -     $          -          $    238,039
 Refrigerant revenue                        -          805,736                -               805,736
 General sales agency revenue          23,661                -                -                23,661
                                 ------------     ------------     ------------          ------------
     Total operating revenues         261,700          805,736                -             1,067,436
                                 ------------     ------------     ------------          ------------

OPERATING EXPENSES:
 Cost of revenue                      233,301          432,284                -               665,585
 Personnel and consulting             214,375          164,566                -               378,941
 Legal and professional                85,675              401                -                86,076
 Other general and administrative     178,698          256,856          (52,468) (e)          383,086
                                 ------------     ------------     ------------          ------------
     Total operating expenses         712,049          854,107          (52,468)            1,513,688
                                 ------------     ------------     ------------          ------------

INCOME (LOSS) FROM OPERATIONS        (450,349)         (48,371)          52,468              (446,252)
                                 ------------     ------------     ------------          ------------

OTHER INCOME (EXPENSE):
 Interest expense                     (25,800)          (2,709)         (40,000) (f)          (68,509)
 Interest income                       10,360                -                -                10,360
 Other income (expense)               (23,377)               -                -               (23,377)
                                 ------------     ------------     ------------          ------------
     Total other income (expense)     (38,817)          (2,709)         (40,000)              (81,526)
                                 ------------     ------------     ------------          ------------

INCOME (LOSS) BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS                          (489,166)         (51,080)          12,468              (527,778)

INCOME TAX EXPENSE                          -                -                -                     -

DISCONTINUED OPERATIONS             1,258,303                -                -             1,258,303

                                 ------------     ------------     ------------          ------------
NET INCOME                       $    769,137     $    (51,080)    $     12,468          $    730,525
                                 ============     ============     ============          ============



PER SHARE AMOUNTS:
Basic                            $       0.05                                            $       0.05
Diluted                          $       0.03                                            $       0.03

NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS

The following pro forma adjustments have been made to the unaudited pro forma financial statements:

(a) Reflects the purchase of ARC for cash of $400,000, a total of 500,000 Baltic common shares, a note payable to seller of an additional $400,000.

(b) Reflects the elimination of receivables from and payables to related parties of ARC that were eliminated as part of the acquisition of ARC.

(c)  Reflects the goodwill for the purchase of ARC.

(d)  Reflects the elimination of ARC's equity account.

(e) Reflects the impact of goodwill amortization of $38,078 for the year less the elimination of $5,800 of administrative costs reimbursed to a related party of the former owner and $84,746 of personal expenses incurred by the former owner.

(f)  Reflects the interest expense accrual for the loan used to purchase ARC.

In February 2000, the Company acquired a 10% interest in Pembrooke Calox, Inc. Pembrooke Calox owns about 350 acres in Indiana containing high calcium limestone. The Company acquired this interest in exchange for its efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox.



                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2000.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              ROBERT L. KNAUSS
                              Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                               Date


/s/ Robert L. Knauss        Chairman of the Board and Chief      April 13, 2000
-----------------------      Executive Officer (Principal
ROBERT L. KNAUSS             Executive Officer)

/s/ David A. Grossman       President, Chief Financial Officer,  April 13, 2000
-----------------------      Corporate Secretary and Director
DAVID A. GROSSMAN            (Principal Financial and
                             Accounting Officer)

/s/ Homi M. Davier          Director                             April 13, 2000
-----------------------
HOMI M. DAVIER


/s/ James W. Goodchild      Director                             April 13, 2000
-----------------------
JAMES W. GOODCHILD


/s/ Paul R. Gregory         Director                             April 13, 2000
-----------------------
PAUL R. GREGORY


/s/ Juris Padegs            Director                             April 13, 2000
-----------------------
JURIS PADEGS


/s/ Ted Reynolds            Director                             April 13, 2000
-----------------------
TED REYNOLDS