Form 10KSB/A
period 1999-12-31
BALTIC INTERNATIONAL USA INC
filed 2000-04-17
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB/A

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
Basic and Diluted:
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

Income (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period ending on the balance sheet date exceeds the exercise price and the Company had earnings from continuing operations for the period.

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

                                                               Year ended December 31,
                                                                1999             1998
Net income (loss)                          As Reported     $   769,137      $(2,375,781)
                                           Pro Forma           704,287       (2,452,849)
Income (loss) per common share             As Reported            0.05            (0.16)
                                           Pro forma              0.04            (0.17)

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

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      1999             1998

Basic and diluted
Net income (loss) to be used to compute basic
 income (loss) per share:
 Net income (loss)                               $   769,137      $(2,375,781)
 Less preferred dividends                           (158,000)        (159,116)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders                                    $   611,137      $(2,534,897)
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                12,683,372       15,568,063
                                                  ==========       ==========

Basic and diluted income (loss) per common share $      0.05      $     (0.16)
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
                                 ============     ============     ============          ============

Condensed financial information for the unaudited pro forma consolidated income statement for the year ended December 31, 1999 assuming this transaction occurred on January 1, 1999 is as follows:


                                     Actual            ARC                                Pro Forma
                                  December 31,     December 31,     Pro Forma        December 31,
                                      1999             1999         Adjustments       1999
REVENUES:

 Beverage distribution           $    238,039     $          -     $          -          $    238,039
 Refrigerant revenue                        -          805,736                -               805,736
 General sales agency revenue          23,661                -                -                23,661
                                 ------------     ------------     ------------          ------------
     Total operating revenues         261,700          805,736                -             1,067,436
                                 ------------     ------------     ------------          ------------

OPERATING EXPENSES:
 Cost of revenue                      233,301          432,284                -               665,585
 Personnel and consulting             214,375          164,566                -               378,941
 Legal and professional                85,675              401                -                86,076
 Other general and administrative     178,698          256,856          (52,468) (e)          383,086
                                 ------------     ------------     ------------          ------------
     Total operating expenses         712,049          854,107          (52,468)            1,513,688
                                 ------------     ------------     ------------          ------------

INCOME (LOSS) FROM OPERATIONS        (450,349)         (48,371)          52,468              (446,252)
                                 ------------     ------------     ------------          ------------

OTHER INCOME (EXPENSE):
 Interest expense                     (25,800)          (2,709)         (40,000) (f)          (68,509)
 Interest income                       10,360                -                -                10,360
 Other income (expense)               (23,377)               -                -               (23,377)
                                 ------------     ------------     ------------          ------------
     Total other income (expense)     (38,817)          (2,709)         (40,000)              (81,526)
                                 ------------     ------------     ------------          ------------

INCOME (LOSS) BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS                          (489,166)         (51,080)          12,468              (527,778)

INCOME TAX EXPENSE                          -                -                -                     -

DISCONTINUED OPERATIONS             1,258,303                -                -             1,258,303

                                 ------------     ------------     ------------          ------------
NET INCOME                       $    769,137     $    (51,080)    $     12,468          $    730,525
                                 ============     ============     ============          ============



INCOME PER SHARE AMOUNTS:
Basic and diluted                $       0.05                                            $       0.05

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