Form 10QSB
period 2000-03-31
BALTIC INTERNATIONAL USA INC
filed 2000-05-22
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 2000.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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


Number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2000: 9,975,960 shares.


Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .






                          BALTIC INTERNATIONAL USA, INC.

                               TABLE OF CONTENTS

                                                                        Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
           March 31, 2000 and December 31, 1999                          3
         Condensed Statements of Operations -
           Three Months Ended March 31, 2000 and 1999                    4
         Condensed Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 1999                    5
         Notes to Condensed Financial Statements                         6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              11

Item 2 - Changes in Securities                                          11

Item 3 - Defaults on Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders            11

Item 5 - Other Information                                              11

Item 6 - Exhibits and Reports on Form 8-K                               11

Signatures                                                              12




                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                     March 31,    December 31,
                                                        2000           1999

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $   179,424    $   868,522
 Accounts receivable                                    61,452         45,825
 Note receivable                                       106,456         89,100
 Inventory                                              38,255         50,638
 Prepaids and deposits                                  13,338         10,352
                                                   -----------    -----------
    Total current assets                               398,925      1,064,437
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                            175,505         14,229
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS           1,500          1,500
GOODWILL                                               802,456              -
OTHER ASSETS                                            54,474         33,524
                                                   -----------    -----------
    Total assets                                   $ 1,432,860    $ 1,113,690
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   267,432    $   270,076
 Dividends payable                                     428,108        388,632
 Short-term debt                                        54,781              -
                                                   -----------    -----------
    Total current liabilities                          750,321        658,708

LONG-TERM DEBT                                         404,272              -
                                                   -----------    -----------
    Total liabilities                                1,154,593        658,708
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                              252,793        256,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,960 and 9,455,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,763,943
 Accumulated deficit                               (13,658,582)   (13,419,467)
 Treasury stock, at cost                              (804,573)      (878,579)
                                                   -----------    -----------
    Total shareholders' equity                         278,267        454,982
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $ 1,432,860    $ 1,113,690
                                                   ===========    ===========




See accompanying notes to condensed consolidated financial statements.




                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Operations
                                (unaudited)


                                                  Three Months Ended March 31,
                                                         2000           1999
REVENUES:
 Refrigerants                                      $    87,613              -
 Beverage distribution                                  46,733         57,431
 General sales agency revenue                            2,726          6,752
                                                   -----------    -----------
    Total operating revenues                           137,072         64,183
                                                   -----------    -----------

OPERATING EXPENSES:
 Cost of revenue                                       109,994         61,409
 General and administrative                            225,794        126,878
                                                   -----------    -----------
    Total operating expenses                           335,788        188,287
                                                   -----------    -----------

LOSS FROM OPERATIONS                                  (198,716)      (124,104)
                                                   -----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                                      (11,423)        (8,875)
 Interest income                                        10,950              -
 Other                                                    (450)        (3,173)
                                                   -----------    -----------
    Total other income (expense)                          (923)       (12,048)
                                                   -----------    -----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                           (199,639)      (136,152)

INCOME TAX EXPENSE                                           -              -
                                                   -----------    -----------

LOSS FROM CONTINUING OPERATIONS                       (199,639)      (136,152)

DISCONTINUED OPERATIONS                                      -       (297,544)
                                                   -----------    -----------

NET LOSS                                           $  (199,639)   $  (433,696)
                                                   ===========    ===========




LOSS PER SHARE AMOUNTS (Basic and Diluted):
Continuing operations                              $     (0.02)   $     (0.01)
Discontinued operations                            $        -     $     (0.02)
Total                                              $     (0.02)   $     (0.03)



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                  Three Months Ended March 31,
                                                         1999           1998
Cash flows from operating activities:
 Net loss                                          $  (199,639)   $  (433,696)
 Noncash adjustments:
  Net equity in (earnings) and losses of joint
   operations                                                -        297,544
  Gain on sale of assets                                     -           (121)
  Other                                                 20,869          2,506
 Changes in current assets and current liabilities     (40,075)      (123,060)
                                                   -----------    -----------
    Net cash used by operating activities             (218,845)      (256,827)
                                                   -----------    -----------

Cash flows from investing activities:
 Advances made on note receivable                      (17,356)             -
 Acquisition cost for purchase of Advanced
   Reclamation, net of cash received of $3,721        (444,937)             -
 Proceeds from sale of Air Baltic                            -      2,144,333
 Acquisition of property and equipment                  (3,916)             -
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                       (466,209)     2,144,333
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from an officer                          -         12,000
 Repayment of debt                                      (4,044)    (2,000,000)
                                                   -----------    -----------
    Net cash used by financing activities               (4,044)    (1,988,000)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (689,098)      (100,494)
Cash and cash equivalents, beginning of period         868,522        110,380
                                                   -----------    -----------
Cash and cash equivalents, end of period           $   179,424    $     9,886
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

     The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period presented are not necessarily indicative of the results which can be expected for the entire year.

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

     In February 2000, the Company purchased Advanced Reclamation Company ("ARC") from the Nicol Family Partnership for $400,000 in cash, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. The note payable matures on January 1, 2005, has an interest rate of 10% with interest due quarterly and is collateralized by the fixed assets of ARC. The note payable has a prepayment provision such that prepayments of principal are to be made equal to the ARC's annual pretax profits in excess of $225,000. However, the prepayments are not to exceed $120,000 for any year. The earnout agreement provides for an equal split of ARC's annual pretax profits in excess of $225,000 between the Company and the Nicol Family Partnership for a period of three years ending December 31, 2002. The Company recorded goodwill of $812,613 related to the purchase of ARC. Goodwill is amortized over 20 years.

     The Company has incurred operating losses since inception through March 31, 2000. At March 31, 2000, the Company had an accumulated deficit of $13,658,582 and current assets and current liabilities of $398,925 and $750,321, respectively, resulting in a working capital deficit of $351,396. Net cash used in operating activities was $218,845 in the three months ended March 31, 2000 and $256,827 in three months ended March 31, 1999. The Company currently has limited cash resources available and has obligations due or past due.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2000. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that the Company can continue to defer certain amounts payable by the Company that are either currently payable or past due. However, there can be no assurance the Company will be successful to meet its liquidity needs.

     The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - DISCONTINUED OPERATIONS

     In August 1998, the Company ceased the operations of BWAF. At March 31, 2000, BWAF had current assets aggregating $10,960, noncurrent assets of $2,024 and current liabilities of $148,302 which are included in the Company's consolidated financial statements.

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. At March 31, 2000, the Company has receivables from AIRO aggregating $777,831. When these receivables are received, additional gains will be recorded by the Company. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. The net equity in losses from joint operations in 1999 has been included in discontinued operations.

NOTE 5 - LOSS PER COMMON SHARE

     The computations of loss per common share are computed using 9,787,389 and 15,586,785 weighted average shares of common stock for the three months ended March 31, 2000 and 1999, respectively. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For the three months ended March 31, 2000 and 1999, all stock warrants and options are considered anti-dilutive.

Supplemental disclosures for loss per share are as follows:


                                                   Three Months Ended March 31,
                                                       2000             1999

Basic and diluted
Net loss to be used to compute loss per share:
  Net loss                                      $   (199,639)     $   (433,696)
  Less preferred dividends                           (39,476)          (39,380)
                                                ------------      ------------
Net loss attributable to common shareholders    $   (239,115)     $   (473,076)
                                                ============      ============

Weighted average number of shares:
  Average common shares outstanding                9,787,389        15,586,785
                                                ============      ============

Basic and diluted loss per common share         $      (0.02)     $      (0.03)
                                                ============      ============

NOTE 6 - SEGMENT INFORMATION

     Reportable segments are based on internal organizational structure and are comprised of Refrigerants, Catering, Airlines and Distribution. As a result of the acquisition of ARC in 2000, the Company added the segment of Refrigerants for the operations of ARC. Segment financial information is summarized as follows:

                                                                                            Corporate
                                        Refrigerants   Catering     Airlines  Distribution  and Other       Total
First Quarter
2000
Revenues                               $    87,613   $         -   $   2,726   $  46,733   $         -   $   137,072
Income (loss) before income taxes
 and discontinued operations               (62,403)            -       2,726     (22,283)     (117,679)     (199,639)
Discontinued operations                          -             -           -           -             -             -
Net income (loss)                          (62,403)            -       2,726     (22,283)     (117,679)     (199,639)

Total assets at end of period              256,772             -           -      39,659     1,136,429     1,432,860

1999
Revenues                               $         -   $         -   $   6,752   $  57,431   $         -   $    64,183
Income (loss) before income taxes
 and discontinued operations                     -             -       4,329     (28,724)     (111,757)     (136,152)
Discontinued operations                          -      (297,544)          -           -             -      (297,544)
Net income (loss)                                -      (297,544)      4,329     (28,724)     (111,757)     (433,696)

Total assets at end of period                    -       834,338           -     161,846       129,541     1,125,725



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

Quarter Ended March 31, 2000 and 1999

     For the quarter ended March 31, 2000, the Company had revenues of $137,072 compared with $64,183 for the quarter ended March 31, 1999. The increase is primarily due to the acquisition of ARC effective January 1, 2000. As a result of the purchase of ARC, the Company added the refrigerant management business to our operations. Management believes that the refrigerant revenue for the first quarter will be low compared to remainder of 2000 due to the change in ownership of ARC in the first quarter and the seasonality of the refrigerant business.

     The Company's operating expenses for the quarter ended March 31, 2000 were $335,788 compared to $188,287 for the same quarter in 1999. The increase is due to acquisition of ARC with the added cost of revenue and general and administrative expenses for the refrigerant operation.

     Interest expense increased to $11,423 in the first quarter of 2000 from $8,875 in 1999, reflecting the new debt incurred in connection with the purchase of ARC in 2000.

     The Company had a net loss of $199,639 for the quarter ended March 31, 2000 compared to a net loss of $433,696 for the quarter ended March 31, 1999. This decrease is primarily due to the adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in 1999 which requires at adoption the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company's share of the write-off of AIRO's start-up costs as of January 1, 1999 was $298,877.

Liquidity and Capital Resources

     The Company had $179,424 in cash at March 31, 2000, compared to $868,522 at December 31, 1999. Significant payments made in the first quarter of 2000 include $440,000 in connection with the purchase of ARC and $87,000 paid to officers for deferred compensation previously accrued.

     At March 31, 2000, the Company had working capital deficit of $351,396 as compared to working capital of $405,729 at December 31, 1999. The decrease in the working capital is due primarily to the cash paid for the purchase of ARC.

     Net cash used in operating activities for the three months ended March 31, 2000 was $218,845 as compared to $256,827 for the same period of 1999. Net cash used by investing activities was $466,209 for the three months ended
March 31, 2000 compared to net cash provided of $2,144,333 for the three months ended March 31, 1999. The decrease in net cash provided by investing activities is due to the sale of the interest in Air Baltic in 1999. Net cash used by financing activities was $4,044 for the three months ended March 31, 2000 compared to $1,988,000 for the three months ended March 31, 1999. Such decrease was primarily due to the repayment of the note payable to a shareholder in 1999.

     The Company has incurred losses since inception through March 31, 2000. At March 31, 2000, the Company had an accumulated deficit of $13,658,582 and current assets and current liabilities of $398,925 and $750,321, respectively, resulting in a working capital deficit of $351,396. The Company currently has limited cash resources available and has obligations due or past due.

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

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              27  Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K dated February 2, 2000 pursuant to which the Company purchased Advanced Reclamation Company, L.L.C. from the Nicol Family Partnership.



                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                   (Registrant)


Date:  May 19, 2000                     By:  /s/ Robert L. Knauss
     ----------------------                  ----------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  May 19, 2000                     By:  /s/ David A. Grossman
     ----------------------                  ----------------------------------
                                             David A. Grossman
                                             President, Chief Financial Officer
                                              and Corporate Secretary