Form 10QSB
period 2000-06-30
BALTIC INTERNATIONAL USA INC
filed 2000-08-21
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 2000.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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


Number of shares outstanding of each of the issuer's classes of common stock as of August 11, 2000: 9,975,960 shares.


Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .






                          BALTIC INTERNATIONAL USA, INC.

                               TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
          June 30, 2000 and December 31, 1999                              3
         Condensed Statements of Operations -
          Three Months Ended June 30, 2000 and 1999
          and Six Months Ended June 30, 2000 and 1999                      4
         Condensed Statements of Cash Flows -
          Six Months Ended June 30, 2000 and 1999                          5
         Notes to Condensed Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Changes in Securities                                            12

Item 3 - Defaults on Senior Securities                                    12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13




                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                      June 30,    December 31,
                                                        2000           1999

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $   114,663    $   868,522
 Accounts receivable                                   102,308         45,825
 Note receivable                                       109,053         89,100
 Inventory                                              52,004         50,638
 Prepaids and deposits                                   5,808         10,352
                                                   -----------    -----------
    Total current assets                               383,836      1,064,437
                                                   -----------    -----------

PROPERTY AND EQUIPMENT, net                            163,978         14,229
GOODWILL                                               824,386              -
OTHER ASSETS                                            52,869         33,524
                                                   -----------    -----------
    Total assets                                   $ 1,425,069    $ 1,113,690
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   246,348    $   270,076
 Dividends payable                                     467,584        388,632
 Short-term debt                                        52,779              -
 Net liabilities of discontinued operations             27,363              -
                                                   -----------    -----------
    Total current liabilities                          794,074        658,708

LONG-TERM DEBT                                         402,156              -
                                                   -----------    -----------
    Total liabilities                                1,196,230        658,708
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                              252,793        256,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,960 and 9,455,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,763,943
 Accumulated deficit                               (13,708,010)   (13,419,467)
 Treasury stock, at cost                              (804,573)      (878,579)
                                                   -----------    -----------
    Total shareholders' equity                         228,839        454,982
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $ 1,425,069    $ 1,113,690
                                                   ===========    ===========




See accompanying notes to condensed consolidated financial statements.




                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                                   Three Months Ended June 30,       Six Months Ended June 30,
                                     2000             1999             2000           1999
REVENUES:
 Refrigerants                    $ 374,643        $       -        $ 462,256      $       -
 General sales agency revenue        3,114            4,179            5,840         10,931
                                   -------          -------          -------        -------
 Total operating revenues          377,757            4,179          468,096         10,931
                                   -------          -------          -------        -------
OPERATING EXPENSES:
 Cost of revenue                   215,050                -          271,771              -
 General and administrative        152,784           98,455          363,285        203,881
                                   -------          -------          -------        -------
 Total operating expenses          367,834           98,455          635,056        203,881
                                   -------          -------          -------        -------
INCOME (LOSS) FROM OPERATIONS        9,923          (94,276)        (166,960)      (192,950)
                                   -------          -------          -------        -------
OTHER INCOME (EXPENSE):
 Interest expense                  (11,250)          (8,261)         (22,673)       (17,136)
 Interest income                     3,475                -           14,425              -
 Other income (expense)                  -                -                -            121
                                   -------          -------          -------        -------
 Total other income (expense)       (7,775)          (8,261)          (8,248)       (17,015)
                                   -------          -------          -------        -------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS         2,148         (102,537)        (175,208)      (209,965)

INCOME TAX EXPENSE                       -                -                -              -
                                   -------          -------          -------        -------
LOSS FROM CONTINUING OPERATIONS      2,148         (102,537)        (175,208)      (209,965)

DISCONTINUED OPERATIONS            (12,100)          59,868          (34,383)      (266,400)
                                   -------          -------          -------        -------

NET LOSS                         $  (9,952)      $  (42,669)      $ (209,591)    $ (476,365)
                                   =======          =======          =======        =======


PER SHARE AMOUNTS (Basic and
 Diluted):
Continuing operations              $ (0.01)         $ (0.01)         $ (0.03)       $ (0.02)
Discontinued operations            $    -           $    -           $    -         $ (0.02)
Total                              $ (0.01)         $ (0.01)         $ (0.03)       $ (0.04)

Weighted average number of
 common shares outstanding       9,975,960       15,586,785        9,881,674     15,586,785




See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                    Six Months Ended June 30,
                                                         2000           1999
Cash flows from operating activities:
 Net loss                                          $  (209,591)   $  (476,365)
 Noncash adjustments:
  Net equity in (earnings) and losses of joint
   operations                                                -        219,475
  Gain on sale of assets                                     -           (121)
  Other                                                 33,237          5,636
  Changes in current assets and current liabilities    (68,037)       (81,969)
                                                   -----------    -----------
    Net cash used by operating activities             (244,391)      (333,344)
                                                   -----------    -----------

Cash flows from investing activities:
 Advances made on note receivable                      (19,953)             -
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721         (477,437)             -
 Proceeds from sale of Air Baltic                            -      2,144,333
 Acquisition of property and equipment                  (3,916)             -
                                                   -----------    -----------
    Net cash provided (used) by investing
     Activities                                       (501,306)     2,144,333
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors              -         88,000
 Repayment of debt                                      (8,162)    (2,000,000)
                                                   -----------    -----------
    Net cash used by financing activities               (8,162)    (1,912,000)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (753,859)      (101,011)
Cash and cash equivalents, beginning of period         868,522        110,380
                                                   -----------    -----------
Cash and cash equivalents, end of period           $   114,663    $     9,369
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended June 30, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

     The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company owned an 8.02% interest in Air Baltic Corporation SIA ("Air Baltic"), the national airline of Latvia. On January 4, 1999, the Company sold its interest in Air Baltic to Scandinavian Airlines System Denmark-Norway-Sweden for $2,144,333 in cash. Through October 1999, the Company had catering operations through its interest in AIRO Catering Services ("AIRO"). In July 1999, the Company sold a 23% interest in AIRO for consideration that included $250,000 cash and in October 1999, the Company sold the remaining 23% of AIRO for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. In June 200, the Company cease the operations of American Distributing Company ("ADC"), a wholly owned subsidiary, as a beverage and food distribution company. In August 1998, the Company ceased operations as a cargo marketing and sales company to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF").

     The Company also owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to Air Baltic effective October 1, 1995, and BIA has not conducted any substantive business operations since that date.

     In February 2000, the Company purchased Advanced Reclamation Company ("ARC") from the Nicol Family Partnership for $400,000 in cash, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. The note payable matures on January 1, 2005, has an interest rate of 10% with interest due quarterly and is collateralized by the fixed assets of ARC. The note payable has a prepayment provision such that prepayments of principal are to be made equal to the ARC's annual pretax profits in excess of $225,000. However, the prepayments are not to exceed $120,000 for any year. The earnout agreement provides for an equal split of ARC's annual pretax profits in excess of $225,000 between the Company and the Nicol Family Partnership for a period of three years ending December 31, 2002. The Company recorded goodwill of $845,113 related to the purchase of ARC. Goodwill is amortized over 20 years.

     Prior to the quarter ended June 30, 2000, the Company had incurred operating losses since inception. At June 30, 2000, the Company had an accumulated deficit of $13,708,010 and current assets and current liabilities of $383,836 and $794,074, respectively, resulting in a working capital deficit of $410,238. Net cash used in operating activities was $244,391 in the six months ended June 30, 2000 and $333,344 in six months ended June 30, 1999. The Company currently has limited cash resources available and has obligations due or past due.

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

NOTE 4 - DISCONTINUED OPERATIONS

     In August 1998, the Company ceased the operations of BWAF. At June 30, 2000, BWAF had current assets aggregating $10,960, noncurrent assets of $2,024 and current liabilities of $148,302 that are included as part of the net liabilities of discontinued operations in the Company's consolidated financial statements.

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. At June 30, 2000, the Company has receivables from AIRO aggregating $777,831. When these receivables are received, additional gains will be recorded by the Company. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. The net equity in losses from joint operations in 1999 has been included in discontinued operations.

     In June 2000, the Company ceased the operations of ADC. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ADC were:


                              Three Months Ended June 30,        Six Months Ended June 30,
                                 2000             1999             2000             1999
Operating revenues           $     4,306      $    71,027      $    51,039      $   128,459
Loss from operations         $    (5,204)     $   (17,612)     $   (27,037)     $   (43,041)
Net loss                     $   (12,100)     $   (18,202)     $   (34,383)     $   (46,925)

     At June 30, 2000, ADC had current assets aggregating $24,812, noncurrent assets of $3,454 and current liabilities of $56,688 that are included as part of the net liabilities of discontinued operations in the Company's consolidated financial statements.

NOTE 5 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For the periods ended June 30, 2000 and 1999, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                              Three Months Ended June 30,        Six Months Ended June 30,
                                 2000             1999             2000             1999
Basic and diluted
Net loss to be used to
 compute loss per share:
 Net loss                    $    (9,952)     $   (42,669)     $  (209,591)     $  (476,365)
 Less preferred dividends        (39,476)         (39,476)         (78,952)         (78,856)
                             -----------      -----------      -----------      -----------
Net loss attributable to
 common shareholders         $   (49,428)     $   (82,145)     $  (288,543)     $  (555,221)
                             ===========      ===========      ===========      ===========


Weighted average number
 of shares:
 Average common
  shares outstanding           9,975,960       15,586,785        9,881,674       15,586,785
                             ===========      ===========      ===========      ===========


Basic and diluted loss
 per common share            $     (0.01)     $     (0.01)     $     (0.03)     $     (0.04)
                             ===========      ===========      ===========      ===========

NOTE 6 - SEGMENT INFORMATION

     Reportable segments are based on internal organizational structure and are comprised of Refrigerants, Catering, Airlines and Distribution. As a result of the acquisition of ARC in 2000, the Company added the segment of Refrigerants for the operations of ARC. Segment financial information is summarized as follows:

                                                                                            Corporate
                                        Refrigerants   Catering     Airlines  Distribution  and Other       Total
Second Quarter
2000
Revenues                               $   374 643   $         -   $   3,114   $       -   $         -   $   377,757
Income (loss) before income taxes
 and discontinued operations                60,891             -       3,114           -       (61,857)        2,148
Discontinued operations                          -             -           -     (12,100)            -       (12,100)
Net income (loss)                           60,891             -       3,114     (12,100)      (61,857)       (9,952)

1999
Revenues                               $         -   $         -   $   4,179   $       -   $         -   $     4,179
Income (loss) before income taxes
 and discontinued operations                     -             -      (1,121)          -      (101,416)     (102,537)
Discontinued operations                          -        78,069           -     (18,201)            -        59,868
Net income (loss)                                -        78,069      (1,121)    (18,201)     (101,416)      (42,669)


First Six Months
2000
Revenues                               $   462,256   $         -   $   5,840   $       -   $         -   $   468,096
Income (loss) before income taxes
 and discontinued operations                (1,512)            -       5,840           -      (179,536)     (175,208)
Discontinued operations                          -             -           -     (34,383)            -       (34,383)
Net income (loss)                           (1,512)            -       5,840     (34,383)     (179,536)     (209,591)

Total assets at end of period              428,507             -           -           -       996,562     1,425,069

1999
Revenues                               $         -   $         -   $  10,931   $       -   $         -   $    10,931
Income (loss) before income taxes
 and discontinued operations                     -             -       3,208           -      (213,173)     (209,965)
Discontinued operations                          -      (219,475)          -     (46,925)            -      (266,400)
Net income (loss)                                -      (219,475)      3,208     (46,925)     (213,173)     (476,365)

Total assets at end of period                    -       912,407           -     147,065       163,325     1,222,797



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

Quarter Ended June 30, 2000 and 1999

     For the quarter ended June 30, 2000, the Company had revenues of $377,757 compared with $4,179 for the quarter ended June 30, 1999. The increase is due to acquisition of Advanced Reclamation Company in February 2000. Additionally, the Company sold its interest in the catering operations of AIRO in 1999 and ceased the beverage and food distribution operations of ADC in June 2000.

     The Company's operating expenses for the quarter ended June 30, 2000 were $367,834 compared to $98,455 for the same quarter in 1999. The increase is primarily due to the acquisition of ARC effective January 1, 2000. As a result of the purchase of ARC, the Company added the refrigerant management business to our operations.

     The quarter ended June 30, 2000 is the first period for the Company to have a profit from operations.

     Interest expense increased to $11,250 in the second quarter of 2000 from $8,261 in 1999, reflecting the additional debt of the Company resulting from the acquisition of ARC.

     The Company had a net loss of $9,952 for the three months ended June 30, 2000 compared to a net loss of $42,669 for the same period in 1999.

Six months Ended June 30, 2000 and 1999

     For the six months ended June 30, 2000, the Company had revenues of $468,096 compared with $10,931 for the six months ended June 30, 1999. This increase is due to the factors that affected the second quarter results discussed above.

     The Company's operating expenses for the six months ended June 30, 2000 were $635,056 compared to $203,881 for 1999. Year-to-date operating expenses were impacted by the same factors that affected the second quarter results.

     The Company had a net loss of $209,591 for the six months ended June 30, 2000 compared to a net loss of $476,365 for the six months ended June 30, 1999.

Liquidity and Capital Resources

     The Company had $114,663 in cash at June 30, 2000, compared to $868,522 at December 31, 1999. Significant payments made in the first six months of 2000 include $440,000 in connection with the purchase of ARC and $87,000 paid to officers for deferred compensation previously accrued.

     At June 30, 2000, the Company had working capital deficit of $410,238 as compared to working capital of $405,729 at December 31, 1999. The decrease in the working capital is due primarily to the cash paid for the purchase of ARC.

     Net cash used in operating activities for the six months ended June 30, 2000 was $244,391 as compared to $333,344 for the same period of 1999. Net cash used by investing activities was $501,306 for the six months ended
June 30, 2000 compared to net cash provided of $2,144,333 for the six months ended June 30, 1999. The decrease in net cash provided by investing activities is due to the sale of the interest in Air Baltic in 1999. Net cash used by financing activities was $8,162 for the six months ended June 30, 2000 compared to $1,912,000 for the six months ended June 30, 1999. Such decrease was primarily due to the repayment of the note payable to a shareholder in 1999.

     Prior to the quarter ended June 30, 2000, the Company had incurred operating losses since inception. At June 30, 2000, the Company had an accumulated deficit of $13,708,010 and current assets and current liabilities of $383,836 and $794,074, respectively, resulting in a working capital deficit of $410,238. The Company currently has limited cash resources available and has obligations due or past due.

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

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.



                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                   (Registrant)


Date:  August 14, 2000                  By:  /s/ Robert L. Knauss
     ----------------------                  ----------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  August 14, 2000                  By:  /s/ David A. Grossman
     ----------------------                  ----------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary