Form 10QSB
period 2000-09-30
BALTIC INTERNATIONAL USA INC
filed 2000-11-20
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 2000.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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


Number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2000: 9,975,960 shares.


Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .






                          BALTIC INTERNATIONAL USA, INC.

                               TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
          September 30, 2000 and December 31, 1999                         3
         Condensed Statements of Operations -
          Three Months Ended September 30, 2000 and 1999
          and Nine Months Ended September 30, 2000 and 1999                4
         Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 2000 and 1999                    5
         Notes to Condensed Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Changes in Securities                                            12

Item 3 - Defaults on Senior Securities                                    12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13




                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                   September 30,    December 31,
                                                        2000           1999

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $    42,270    $   868,522
 Accounts receivable                                   102,156         45,825
 Note receivable                                       109,492         89,100
 Inventory                                              17,527         50,638
 Prepaids and deposits                                   3,476         10,352
                                                   -----------    -----------
    Total current assets                               274,921      1,064,437

PROPERTY AND EQUIPMENT, net                            157,095         14,229
GOODWILL                                               814,640              -
OTHER ASSETS                                            51,184         33,524
                                                   -----------    -----------
    Total assets                                   $ 1,297,840    $ 1,113,690
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   235,527    $   270,076
 Dividends payable                                     507,156        388,632
 Short-term debt                                        95,624              -
 Net liabilities of discontinued operations             27,819              -
                                                   -----------    -----------
    Total current liabilities                          866,126        658,708

LONG-TERM DEBT                                         400,000              -
                                                   -----------    -----------
    Total liabilities                                1,266,126        658,708
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                              252,793        256,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,960 and 9,455,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,763,943
 Accumulated deficit                               (13,905,135)   (13,419,467)
 Treasury stock, at cost                              (804,573)      (878,579)
                                                   -----------    -----------
    Total shareholders' equity                          31,714        454,982
                                                   -----------    -----------
    Total liabilities and shareholders' equity     $ 1,297,840    $ 1,113,690
                                                   ===========    ===========




See accompanying notes to condensed consolidated financial statements.




                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                               Three Months Ended September 30,   Nine Months Ended September 30,
                                     2000             1999             2000           1999
REVENUES:
 Refrigerants                    $ 250,242        $       -        $  712,498      $       -
 General sales agency revenue        2,324            9,114             8,164         20,045
                                  --------         --------         ---------       --------
 Total operating revenues          252,566            9,114           720,662         20,045
                                  --------         --------         ---------       --------
OPERATING EXPENSES:
 Cost of revenue                   241,394                -           513,165              -
 General and administrative        156,601           78,944           519,886        282,825
                                  --------         --------         ---------       --------
 Total operating expenses          397,995           78,944         1,033,051        282,825
                                  --------         --------         ---------       --------
INCOME (LOSS) FROM OPERATIONS     (145,429)         (69,830)         (312,389)      (262,780)
                                  --------         --------         ---------       --------
OTHER INCOME (EXPENSE):
 Interest expense                  (14,871)          (8,543)          (37,544)       (25,679)
 Interest income                     2,747            1,731            17,172          1,731
 Other income (expense)                  -             (121)                -              -
                                  --------         --------         ---------       --------
 Total other income (expense)      (12,124)          (6,933)          (20,372)       (23,948)
                                  --------         --------         ---------       --------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS      (157,553)         (76,763)         (332,761)      (286,728)

INCOME TAX EXPENSE                       -                -                 -              -
                                  --------         --------         ---------       --------
LOSS FROM CONTINUING OPERATIONS   (157,553)         (76,763)         (332,761)      (286,728)

DISCONTINUED OPERATIONS                  -          661,475           (34,383)       395,075
                                  --------         --------         ---------       --------

NET LOSS                         $(157,553)      $  584,712        $ (367,144)    $  108,347
                                  ========         ========         =========       ========


PER SHARE AMOUNTS (Basic and
 Diluted):
Continuing operations              $ (0.02)         $ (0.01)          $ (0.05)       $ (0.03)
Discontinued operations            $    -           $  0.06           $  0.00        $  0.03
Total                              $ (0.02)         $  0.05           $ (0.05)       $  0.00




See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                 Nine Months Ended September 30,
                                                         2000           1999
Cash flows from operating activities:
 Net income (loss)                                 $  (367,144)   $   108,347
 Noncash adjustments:
  Net equity in (earnings) losses of joint
   operations                                                -        189,447
  Gain on sale of assets                                     -       (671,057)
  Other                                                 54,866          6,990
  Changes in current assets and current liabilities    (39,756)      (164,921)
                                                   -----------    -----------
    Net cash used by operating activities             (352,034)      (531,194)
                                                   -----------    -----------

Cash flows from investing activities:
 Advances made on note receivable                      (20,392)             -
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721         (477,437)             -
 Proceeds from sale of assets                                -      2,394,333
 Acquisition of property and equipment                  (8,916)             -
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                       (506,745)     2,394,333
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors        117,060        118,000
 Repayment of debt                                     (84,533)    (2,088,000)
                                                   -----------    -----------
    Net cash provided (used) by financing
     activities                                         32,527     (1,922,000)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (826,252)      (106,861)
Cash and cash equivalents, beginning of period         868,522        110,380
                                                   -----------    -----------
Cash and cash equivalents, end of period           $    42,270    $     3,519
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended September 30, 2000 and 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

     The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. The Company owned an 8.02% interest in Air Baltic Corporation SIA ("Air Baltic"), the national airline of Latvia. On January 4, 1999, the Company sold its interest in Air Baltic to Scandinavian Airlines System Denmark-Norway-Sweden for $2,144,333 in cash. Through October 1999, the Company had catering operations through its interest in AIRO Catering Services ("AIRO"). In July 1999, the Company sold a 23% interest in AIRO for consideration that included $250,000 cash and in October 1999, the Company sold the remaining 23% of AIRO for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. In June 2000, the Company cease the operations of American Distributing Company ("ADC"), a wholly owned subsidiary, as a beverage and food distribution company. In August 1998, the Company ceased operations as a cargo marketing and sales company to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF").

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

     The Company has incurred operating losses since inception.  At
September 30, 2000, the Company had an accumulated deficit of $13,905,135 and current assets and current liabilities of $274,921 and $866,126, respectively, resulting in a working capital deficit of $591,205. Net cash used in operating activities was $352,034 in the nine months ended September 30, 2000 and $531,194 in nine months ended September 30, 1999. The Company currently has limited cash resources available and has obligations due or past due.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements"
("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and requires adoption no later than the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's financial position and results of operations.

NOTE 4 - DISCONTINUED OPERATIONS

     In August 1998, the Company ceased the operations of BWAF.  At
September 30, 2000, BWAF had current assets aggregating $0, noncurrent assets of $2,024 and current liabilities of $137,342 that are included as part of the net liabilities of discontinued operations in the Company's consolidated financial statements.

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. At September 30, 2000, the Company has receivables from AIRO aggregating $791,506. When these receivables are received, additional gains will be recorded by the Company. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. The net equity in losses from joint operations in 1999 has been included in discontinued operations.

     In June 2000, the Company ceased the operations of ADC. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ADC were:

                           Three Months Ended September 30,   Nine Months Ended September 30,
                                 2000             1999             2000             1999
Operating revenues           $         -      $    62,439      $    51,039      $   190,898
Loss from operations         $         -      $   (34,483)     $   (26,487)     $   (77,524)
Net loss                     $         -      $   (39,610)     $   (33,833)     $   (86,535)

     At September 30, 2000, ADC had current assets aggregating $3,777, noncurrent assets of $3,454 and current liabilities of $45,902 that are included as part of the net liabilities of discontinued operations in the Company's consolidated financial statements.

NOTE 5 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For the periods ended September 30, 2000 and 1999, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                            Three Months Ended September 30,   Nine Months Ended September 30,
                                 2000             1999             2000             1999
Basic and diluted
Net income (loss) to be used
 to compute income (loss)
 per share:
 Net income (loss)           $  (157,553)     $   584,712      $  (367,144)     $   108,342
 Less preferred dividends        (39,572)         (39,572)        (118,524)        (118,428)
                             -----------      -----------      -----------      -----------
Net income (loss)
 attributable to common
 shareholders                $  (197,125)     $   545,140      $  (485,668)     $   (10,081)
                             ===========      ===========      ===========      ===========


Weighted average number
 of shares:
 Average common
  shares outstanding           9,975,960       10,198,636        9,913,332       13,770,999
                             ===========      ===========      ===========      ===========


Basic and diluted income
 (loss) per common share     $     (0.02)     $      0.05      $     (0.05)     $      0.00
                             ===========      ===========      ===========      ===========

NOTE 6 - SEGMENT INFORMATION

     Reportable segments are based on internal organizational structure and are comprised of Refrigerants, Catering, Airlines and Distribution. As a result of the acquisition of ARC in 2000, the Company added the segment of Refrigerants for the operations of ARC. Segment financial information is summarized as follows:

                                                                                            Corporate
                                        Refrigerants   Catering     Airlines  Distribution  and Other       Total
Third Quarter
2000
Revenues                               $   250 242   $         -   $   2,324   $       -   $         -   $   252,566
Income (loss) before income taxes
 and discontinued operations              (110,027)            -       2,324           -       (49,850)     (157,553)
Discontinued operations                          -             -           -           -             -             -
Net income (loss)                         (110,027)            -       2,324           -       (49,850)     (157,553)

1999
Revenues                               $         -   $         -   $   9,114   $       -   $         -   $     9,114
Income (loss) before income taxes
 and discontinued operations                     -             -       6,514           -       (83,277)      (76,763)
Discontinued operations                          -       701,085           -     (39,610)            -       661,475
Net income (loss)                                -       701,085       6,514     (39,610)      (83,277)      587,712


First Nine Months
2000
Revenues                               $   712,498   $         -   $   8,164   $       -   $         -   $   720,662
Income (loss) before income taxes
 and discontinued operations              (111,539)            -       8,164           -      (229,386)     (332,761)
Discontinued operations                          -             -           -     (34,383)            -       (34,383)
Net income (loss)                         (111,539)            -       8,164     (34,383)     (229,386)     (367,144)

Total assets at end of period              287,846             -           -           -     1,009,994     1,297,840

1999
Revenues                               $         -   $         -   $  20,045   $       -   $         -   $    20,045
Income (loss) before income taxes
 and discontinued operations                     -             -       9,722           -      (296,450)     (286,728)
Discontinued operations                          -       481,610           -     (86,535)            -       395,075
Net income (loss)                                -       481,610       9,722     (86,535)     (296,450)      108,347

Total assets at end of period                    -       488,371           -     129,144       169,987       787,502


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

Quarter Ended September 30, 2000 and 1999

     For the quarter ended September 30, 2000, the Company had revenues of $252,566 compared with $9,114 for the quarter ended September 30, 1999. The increase is due to acquisition of Advanced Reclamation Company in February 2000. Additionally, the Company sold its interest in the catering operations of AIRO in 1999 and ceased the beverage and food distribution operations of ADC in June 2000.

     The Company's operating expenses for the quarter ended September 30, 2000 were $397,995 compared to $78,944 for the same quarter in 1999. The increase is primarily due to the acquisition of ARC effective January 1, 2000. As a result of the purchase of ARC, the Company added the refrigerant management business to our operations.

     Interest expense increased to $14,871 in the third quarter of 2000 from $8,543 in 1999, reflecting the additional debt of the Company resulting from the acquisition of ARC.

     In July 1999, the Company recorded a gain of $671,057 on the sale of 23% interest in AIRO to two former shareholders. This gain is included in discontinued operations.

Nine Months Ended September 30, 2000 and 1999

     For the nine months ended September 30, 2000, the Company had revenues of $720,662 compared with $20,045 for the nine months ended September 30, 1999. This increase is due to the factors that affected the third quarter results discussed above.

     The Company's operating expenses for the nine months ended September 30, 2000 were $1,033,051 compared to $282,825 for 1999. Year-to-date operating expenses were impacted by the same factors that affected the third quarter results.

     Interest expense increased to $37,544 for the first nine months of 2000 from $25,679 in 1999, reflecting the additional debt of the Company resulting from the acquisition of ARC.

Liquidity and Capital Resources

     The Company had $42,270 in cash at September 30, 2000, compared to $868,522 at December 31, 1999. Significant payments made in the first nine months of 2000 include $440,000 in connection with the purchase of ARC and $87,000 paid to officers for deferred compensation previously accrued.

     At September 30, 2000, the Company had working capital deficit of $591,205 as compared to working capital of $405,729 at December 31, 1999. The decrease in the working capital is due primarily to the cash paid for the purchase of ARC and operating losses.

     Net cash used in operating activities for the nine months ended
September 30, 2000 was $352,034 as compared to $531,194 for the same period of 1999. Net cash used by investing activities was $506,745 for the nine months ended September 30, 2000 compared to net cash provided of $2,394,333 for the nine months ended September 30, 1999. The decrease in net cash provided by investing activities is primarily due to the sale of the interest in Air Baltic in 1999. Net cash provided by financing activities was $32,527 for the nine months ended September 30, 2000 compared to net cash used of $1,922,000 for the nine months ended September 30, 1999. Such change was primarily due to the repayment of the note payable to a shareholder in 1999.

     The Company has incurred operating losses since inception.  At
September 30, 2000, the Company had an accumulated deficit of $13,905,135 and current assets and current liabilities of $274,921 and $866,126, respectively, resulting in a working capital deficit of $591,205. The Company currently has limited cash resources available and has obligations due or past due.

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

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.



                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                   (Registrant)


Date:  November 15, 2000                By:  /s/ Robert L. Knauss
     ----------------------                  ----------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  November 15, 2000                By:  /s/ David A. Grossman
     ----------------------                  ----------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary