Form 10KSB
period 2000-12-31
BALTIC INTERNATIONAL USA INC
filed 2001-05-22
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 2000 were $1,065,072.

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 30, 2001, based upon the last sales price as reported by the OTC Bulletin Board, was $748,101.

     As of March 30, 2001, there were 9,975,960 shares of Common Stock outstanding.


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

AIRO Catering Services

     In February 1996, the Company formed AIRO Catering Services ("AIRO") with TOPflight Catering AB ("TOPflight"). TOPflight operates kitchens in Malmo, Gothenburg and Stockholm, Sweden. In this joint operation, the Company contributed its management and operational expertise, its interest in Riga Catering Services ("RCS"), market knowledge, knowledge of the regional customer base and labor force for a 51% interest. TOPflight contributed its technical experience in building in-flight kitchens and its interest in RCS for a 49% interest. During 1997, LSG Lufthansa Services/Sky Chefs ("LSG") purchased 51% of TOPflight.

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



PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the periods indicated:

                            2000                       1999
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.234       $0.125        $0.156         $0.125
Second Quarter       0.219        0.125         0.156          0.125
Third Quarter        0.203        0.094         0.141          0.063
Fourth Quarter       0.156        0.063         0.188          0.078

     On March 30, 2001, the last sales price for the Common Stock was $0.1094, and the Company believes there were approximately 1,000 beneficial holders of its Common Stock.

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

Results of Operations

     Years Ended December 31, 2000 and 1999. Revenues for 2000 increased by $1,041,411 to $1,065,072 compared to $23,661 for 1999. The increase is due to acquisition of Advanced Reclamation Company in February 2000. Additionally, the Company sold its interest in the catering operations of AIRO in 1999 and ceased the beverage and food distribution operations of ADC in June 2000.

     Operating expenses increased to $1,478,987 for 2000 compared to $382,206 for 1999. The increase is primarily due to the acquisition of ARC effective January 1, 2000. As a result of the purchase of ARC, the Company added the refrigerant management business to our operations.

     As a result of the changes in revenues and expenses discussed above, the operating loss for the Company increased to $413,915 for 2000 from $358,545 for 1999. The Company had a net loss (including interest expense, non-recurring gains and discontinued operations discussed below) of $478,630 for 2000 compared to a net income of $769,137 for 1999.

     Interest expense increased by $24,456 to $50,256 for 2000 from $25,800 in 1999, reflecting the additional debt of the Company resulting from the acquisition of ARC.

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

Liquidity and Capital Resources

     At December 31, 2000 the Company had a working capital deficit of $747,659 compared to working capital of $405,729 at December 31, 1999. The decrease in the working capital is due primarily to the cash paid for the purchase of ARC and operating losses. The Company had shareholders' equity deficit of $119,344 at December 31, 2000.

     Net cash used by operating activities was $362,065 for 2000, compared to $642,091 for 1999. The decrease in cash used by operating activities in 2000 was primarily due to the payment of accounts payable and accrued liabilities in 1999 partially offset by the Company's continued efforts to reduce its overhead expenses. Net cash used by investing activities was $507,941 for 2000, compared to net cash provided of $3,450,233 for 1999. The decrease in cash provided by investing activities was attributable to the sale of assets in 1999. Net cash provided by financing activities was $33,281 for the 2000, compared to net cash used of $2,050,000 for 1999 due to the repayment of debt to ORESA Ventures N.V. in January 1999.

     In 1999, the Company issued 119,175 shares of Common Stock for payment of accounts payable and services rendered of $9,311.

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

     The Company has incurred operating losses since inception through December 31, 2000. The Company incurred operating losses of $413,915 in 2000 and $358,545 in 1999. At December 31, 2000, the Company had an accumulated deficit of $14,056,193. Net cash used in operating activities was $362,065 in 2000 and $642,091 in 1999.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meet its business plan and capital needs through December 31, 2001. During 2000 and 1999, the Company borrowed an aggregate principal amount of $122,060 and $118,000, respectively, as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 12,206 and 11,800 shares of common stock, respectively, at exercise prices of $0.06 to $0.15 per share. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations.

     At December 31, 2000, the Company had cash of $31,797. The Company has limited cash resources available and has obligations due and past due.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed its accountants for 2000. The Company has engaged Mann Frankfort Stein & Lipp for the audit of the 2000 financial statements. The Company had Arthur Andersen LLP as its accountants previously. There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table gives certain information with respect to the executive officers and directors of the Company:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (3)     70     Chairman of the Board and Chief Executive
                                      Officer, Director
     David A. Grossman        37     Chief Financial Officer, Corporate
                                      Secretary and Director
     Homi M. Davier (1)       52     Director
     James W. Goodchild (4)   45     Director
     Paul R. Gregory (2)      60     Director
     Juris Padegs (1)(2)(3)   69     Director
     Ted Reynolds (1)(2)      70     Director
___________________________
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating Committee.
(4)  Mr. Goodchild resigned as President and Chief Operating Officer in
     March 1998.  He resigned as a director of the Company in December
     2000.

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

     Mr. Grossman has served as chief financial officer since September 1997 and as corporate secretary since December 1996. He served as president from November 1998 until May 2000 when he resigned as a full-time employee of the Company. He served as comptroller from November 1995 until September 1997. Mr. Grossman has been chief financial officer of LynkTel, Inc. since May 2000. Prior to joining the Company, he was an audit senior manager for Deloitte & Touche LLP. Mr. Grossman is a certified public accountant and graduated from Indiana University in 1985 with a BS degree in accounting.

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

     Mr. Padegs served as a managing director of Scudder, Stevens & Clark, an international investment and management firm from 1985 to 1996, has been employed with Scudder, Stevens & Clark since 1964 and is now Advisory Managing Director at that firm now known as Zurich Scudder Investments, Inc. Mr. Padegs is the chairman and director of the Korea Fund and the Brazil Fund. Mr. Padegs is the director of several other investment companies.
Mr. Padegs was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University. Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic American Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States.

     Mr. Reynolds has been president of Houston Grain Company since 1983 and vice president of Mid-America Grain Commodities since 1976. He also formed and is owner of Red River Grain Company. He is actively involved in various international business transactions. Mr. Reynolds is a graduate of Texas Christian University.

     Directors hold office until their successors are elected and qualified. The Audit Committee reviews and reports to the Board on the financial results of the Company's operations and the results of the audit services provided by the Company's independent accountants, including the fees and costs for such services. The Compensation Committee reviews compensation paid to management and recommends to the Board of Directors appropriate executive compensation. The Nominating Committee selects director nominees for election to the Board of Directors. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. In December 2000, Messrs. Davier, Goodchild, Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.0938 per share. Such options expire in December 2005. In December 1999, Messrs. Davier, Goodchild, Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.10 per share. Such options expire in December 2004.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in the Company's common stock. The Company believes that during the fiscal year ended December 31, 2000 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the chief executive officer and the only other executive officer of the Company who received total annual salary and bonus for the fiscal year ended December 31, 2000 in excess of $100,000:

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    --------------------------
                                     Annual Compensation (1)                       Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2000     $      0   $     0          $0       $     0               0
 Chief Executive       1999       24,000         0           0             0         174,000
  Officer              1998      100,000         0           0             0               0

David Grossman,        2000     $ 42,091   $     0     $     0       $     0         100,000
 Chief Financial       1999       85,000         0           0             0         174,000
  Officer (2)          1998       82,500    25,000 (3)       0             0               0

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2)  Mr. Grossman resigned as President in May 2000.
 (3)  The Company paid the 1998 bonus to Mr. Grossman in 2000.

Stock Options

     In September 1992, the Company adopted its 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The compensation committee of the Company's Board of Directors administers the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of March 30, 2001, options to purchase an aggregate of 1,281,700 shares were outstanding under the Plan.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2000.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              1999          Per Share         Date
Robert L. Knauss            0               0.0%             N/A               N/A
David A. Grossman     100,000              30.0%          $ 0.12        February 2, 2007

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2000 and the stock option and warrant values as of December 31, 2000.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 1999    December 31, 1999
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       454,100 / 0              $0 / $0
David A. Grossman        0           0       342,273 / 58,333         $0 / $0

     The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 30, 2001, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of the Company's outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner                    Number                Percent

Robert L. Knauss                         1,382,167  (2)            13.08%
Citibank (Switzerland) (1)               1,000,000                 10.02%
Paul R. Gregory                            791,369  (3)             7.72%
Nicol Family Partnership                   500,000                  5.01%
David A. Grossman                          448,973  (4)             4.34%
Homi M. Davier                             323,624  (5)             3.21%
Juris Padegs                               307,859  (6)             3.05%
Ted Reynolds                               109,000  (7)             1.09%
All 6 directors and executive officers   3,362,992  (8)            29.38%

 (1) The business address for Citibank (Switzerland) is P. O. Box 244, Zurich, Switzerland CH-8021. The business address for the Nicol Family Partnership is P.O. Box 278, Grapeland, Texas 75844.
 (2) Includes an aggregate of 593,963 shares subject to options, warrants and Series A Preferred Stock that are exercisable within 60 days.
 (3) Includes an aggregate of 276,000 shares subject to options, warrants and Series A Preferred Stock that are currently exercisable.
 (4) Includes 364,306 shares subject to options that are exercisable within 60 days. Excludes an aggregate of 37,500 shares subject to options that are not currently exercisable.
 (5) Includes an aggregate of 100,195 shares subject to options, warrants and Series A Preferred Stock that are currently exercisable.
 (6) Includes 110,418 shares subject to options, warrants and Series A Preferred Stock that are currently exercisable.
 (7) Includes 26,000 shares subject to options and warrants that are currently exercisable.
 (8) Includes an aggregate of 1,470,882 shares subject to options, warrants and Series A Preferred Stock that are exercisable within 60 days. Excludes an aggregate of 37,500 shares subject to options that are not currently exercisable.

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

     4.1        Common Stock Specimen   (Exhibit 4.1 to Form SB-2, No. 33-
                74654-D)

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

     10.11 Promissory Note Agreement with ORESA Ventures N.V. (Exhibit 10.47 to Form 10-QSB for the quarter ended September 30, 1997, File No. 0-26588)

     10.12      Share Purchase Agreement with SAS   (Exhibit 10.48 to Form
                8-K dated January 4, 1999, File No. 0-26588)

     10.13 Share Purchase Agreement with ORESA Ventures and Celox (Exhibit 10.1 to Form 8-K dated July 12, 1999, File No. 0-26588)

     10.14      Unit Purchase Agreement for Advanced Reclamation Company,
                L.L.C.   (Exhibit 10.1 to Form 8-K dated February 2, 2000,
                File No. 0-26588)

 (b)     Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2000.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page

Report of independent public accountants                                 F-2

Consolidated balance sheets at December 31, 2000 and 1999                F-3

Consolidated statements of operations for the years ended
     December 31, 2000 and 1999                                          F-4

Consolidated statements of shareholders' equity for the years
     ended December 31, 2000 and 1999                                    F-5

Consolidated statements of cash flows for the years ended
     December 31, 2000 and 1999                                          F-7

Notes to consolidated financial statements                               F-8




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The report of independent public accountants will be filed in an amendment to this filing on Form 10-KSB.




                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets



                                                 December 31,      December 31,
                                                     2000               1999
                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $    31,797    $   868,522
 Accounts receivable:
  Trade                                                 52,930         42,377
  Affiliates                                                 -          3,448
 Note receivable                                       100,000         89,100
 Inventory                                              29,903         50,638
 Prepaids and deposits                                   2,208         10,352
                                                   -----------    -----------
    Total current assets                               216,838      1,064,437

PROPERTY AND EQUIPMENT, net                            152,814         14,229
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS          23,610          1,500
GOODWILL                                               804,482              -
OTHER ASSETS                                            49,909         33,524
                                                   -----------    -----------
    Total assets                                   $ 1,247,653    $ 1,113,690
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   283,572    $   270,076
 Dividends payable                                     556,728        388,632
 Short-term debt                                        96,378              -
 Net liabilities of discontinued operations             27,819              -
                                                   -----------    -----------
    Total current liabilities                          964,497        658,708

LONG-TERM DEBT                                         400,000              -
                                                   -----------    -----------
    Total liabilities                                1,364,497        658,708
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
 Warrants                                              252,793        256,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,960 and 9,455,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,763,943
 Accumulated deficit                               (14,056,193)   (13,419,467)
 Treasury stock, at cost                              (804,573)      (878,579)
                                                   -----------    -----------
    Total shareholders' equity (deficit)              (119,344)       454,982
                                                   -----------    -----------
    Total liabilities and shareholders' equity
     (deficit)                                     $ 1,247,653    $ 1,113,690
                                                   ===========    ===========


     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations


                                                    Year Ended December 31,

                                                    2000              1999
                                                (unaudited)
REVENUES:
 Refrigerant revenue                           $ 1,054,658       $         -
 General sales agency revenue                       10,414            23,661
                                                ----------        ----------
    Total operating revenues                     1,065,072            23,661
                                                ----------        ----------

OPERATING EXPENSES:
 Cost of revenue                                   785,650                 -
 Personnel and consulting                          348,371           214,375
 Legal and professional                             45,088            85,675
 Other general and administrative                  299,878            82,156
                                                ----------        ----------
    Total operating expenses                     1,478,987           382,206
                                                ----------        ----------

LOSS FROM OPERATIONS                              (413,915)         (358,545)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (50,256)          (25,800)
 Interest income                                    19,924            10,360
 Other income (expense)                                  -               709
                                                ----------        ----------
     Total other income (expense)                  (30,332)          (14,731)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                       (444,247)         (373,276)

INCOME TAX EXPENSE                                       -                 -
                                                 ----------        ----------
LOSS FROM CONTINUING OPERATIONS                   (444,247)         (373,276)

DISCONTINUED OPERATIONS:
 Loss from operations of catering, freight and
  Beverage distribution operations                 (34,383)         (314,646)
 Gain (loss) on disposal of catering and
  freight operations                                     -         1,457,059
                                                ----------        ----------
NET INCOME (LOSS)                              $  (478,630)      $   769,137
                                                ==========        ==========



INCOME (LOSS) PER SHARE AMOUNTS:
Basic and Diluted:
  Continuing operations                        $     (0.06)      $     (0.04)
  Discontinued operations                      $      0.00       $      0.09
  Total                                        $     (0.06)      $      0.05



     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (unaudited)



                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, January 1, 1999       $1,306,610     123,000     $1,230,000       14      $  350,000     15,629,229    $ 156,292
Common shares issued
Cancellation of warrants       (1,053,817)
Net income
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 1999     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Common shares issued
Net income
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2000     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
                               ==========    ========     ==========      ===      ==========     ==========      =======










     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Continued)



                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, January 1, 1999         $11,717,776    $(14,030,604)         42,444    $ (20,540)   $   454,982
Purchase of treasury stock                                         6,250,000     (875,000)      (875,000)
Common shares issued                  (7,650)                       (119,175)      16,961          9,311
Cancellation of warrants           1,053,817                                                           -
Net income                                           769,137                                     769,137
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 1999       $12,763,943    $(13,419,467)      6,173,269    $(878,579)   $   454,982
Common shares issued                 (11,606)                       (520,000)      74,006         62,400
Net loss                                            (478,630)                                   (478,630)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2507 per share                           (35,096)                                    (35,096)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2000       $12,752,337    $(14,056,193)      5,653,269    $(804,573)   $  (119,344)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows


                                                    Year Ended December 31,

                                                    2000              1999
                                                (unaudited)
Cash flows from operating activities:
 Net income (loss)                              $  (478,630)    $     769,137
 Noncash adjustments:
  Net equity in earnings of discontinued joint
   operations                                             -           192,947
  Gain (loss) on disposal of discontinued
   operations                                             -        (1,457,059)
  Depreciation and amortization                      72,001            20,982
  Gain on sale of assets                                  -              (121)
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                               58,067            42,426
   Prepaid and other                                 21,773            (1,833)
   Inventory                                         26,479            15,951
   Accounts payable and accrued liabilities         (61,755)         (224,521)
                                                -----------     -------------
     Net cash used by operating activities         (362,065)         (642,091)
                                                -----------     -------------

Cash flows from investing activities:
Distributions and repayments from joint
  operations                                          1,500                 -
 Advances paid on note receivable                   (20,392)          (89,100)
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721      (477,437)                -
 Proceeds from sale of assets                             -         3,539,333
 Acquisition of property and equipment              (11,612)                -
                                                -----------     -------------
     Net cash provided (used) by investing
      activities                                   (507,941)        3,450,233
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt                                 122,060           142,000
 Repayment of debt and long-term obligations        (88,779)       (2,192,000)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                     33,281        (2,050,000)
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                       (836,725)          758,142
Cash and cash equivalents, beginning of period      868,522           110,380
                                                -----------     -------------
Cash and cash equivalents, end of period        $    31,797     $     868,522
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

The Company initially pursued its plans to participate in airline service in Latvia through a 49% interest in a newly formed start-up airline - Baltic International Airlines ("BIA"), a limited liability company registered in the Republic of Latvia. The Company made significant investments in and advances to BIA, which has incurred losses since inception. On October 1, 1995, the routes and passenger service operations of BIA were transferred as part of its capital contribution to a new Latvian carrier, Air Baltic Corporation SIA ("Air Baltic"). The Company owned an 8.02% interest in Air Baltic. The Company sold its interest in Air Baltic in January 1999 to SAS for $2,144,333 in cash under the terms of the option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from ORESA Ventures N.V. BIA has no current operations and has not conducted any substantive business operations since October 1995.

The Company was also engaged in providing aviation catering services to Air Baltic and other airlines through its interest in AIRO Catering Services ("AIRO"). As discussed in Note 5, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in July 1999. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. In June 2000, the Company ceased the operations as a food and beverage distribution company through its wholly owned subsidiary, American Distributing Company ("ADC"). In August 1998, the Company ceased operations as a cargo marketer to Air Baltic and other airlines through its wholly owned subsidiary, Baltic World Air Freight ("BWAF").

In February 2000, the Company purchased Advanced Reclamation Company, L.L.C. ("ARC") from the Nicol Family Partnership. The Company purchased all of the units of ARC for cash of $400,000, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. ARC is a complete refrigerant management company. ARC provides a full range of refrigerant services including, but not limited to, recovery, reclamation, the sale of new or reclaimed refrigerants. These services are performed at the Company's facility and at customer sites and consist of system decontamination to remove moisture, oils and other contaminants and recovery and reclamation of the refrigerants used in commercial air conditioning and refrigeration systems. Most of the off-site services are provided to the petrochemical industry throughout South Texas.

Financial condition

The Company has incurred operating losses since inception through December 31, 2000. The Company incurred operating losses of $413,915 in 2000 and $358,545 in 1999. At December 31, 2000, the Company had an accumulated deficit of $14,056,193. Net cash used in operating activities was $362,522 in 2000 and $642,091 in 1999. The Company currently has limited cash resources available and has obligations due or past due.

Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2001. During 2000 and 1999, the Company borrowed an aggregate principal amount of $122,060 and $118,000, respectively, as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 12,206 and 11,800 shares of common stock at exercise prices of $0.06 to $0.15 per share. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. In addition, management believes that the Company can continue to defer certain amounts payable by the Company that are either currently due or past due.

At December 31, 2000, the Company had cash of $31,797. The Company has limited cash resources available and has obligations due and past due.

The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or other adjustments should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (ARC). All significant intercompany accounts and transactions have been eliminated. The Company accounted for its investment in AIRO using the equity method until the Company sold its remaining interest in AIRO in October 1999. The Company's interest in Air Baltic was accounted for using the cost method because the Company owned only 8.02% of Air Baltic and had no control, voting or otherwise, over Air Baltic. The Company's interest in BIA is accounted for using the cost method because BIA has no current operations. The Company's interest in Lithuanian Aircraft Maintenance Corporation ("LAMCO") was accounted for using the cost method because the Company owned only 2.6% of LAMCO and it had no operations since its inception.

Revenue recognition

Revenues are recognized when earned and expenses are recognized when the goods and services are acquired or provided.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventories at December 31, 2000 consist of refrigerants and cylinders and drums.

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

Concentration of credit risk

At December 31, 2000 and 1999, the Company's cash in financial institutions exceeded the federally insured deposits limit by $0 and $766,507, respectively. An investment of $760,000 in a reverse repurchase agreement is included in cash and cash equivalents at December 31, 1999. The collateral for this investment consisted of a collateralized mortgage obligation with a market value of approximately $761,000 at December 31, 1999.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and trade receivables. The Company considers such risk in placing its cash and cash equivalents in financial institutions and other instruments. The Company performs ongoing credit evaluations of its customers' financial condition.

Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Foreign currency translation

Portions of the Company's operations are conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in net income. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on the Company's consolidated balance sheets as of December 31, 2000 and 1999.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and requires adoption no later than the fourth quarter of 2000. The implementation of SAB 101 did not have a significant impact on the Company's financial condition or results of operations.

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

NOTE 4 - DISCONTINUED OPERATIONS

American Distributing Company

In June 2000, the Company ceased the operations of ADC. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ADC were:


                                                     Year ended December 31,
                                                      2000             1999

Operating revenues                               $    51,039      $   238,039
Loss from operations                             $   (26,487)     $   (91,805)
Net loss                                         $   (33,833)     $  (115,891)

At December 31, 2000, ADC had net liabilities of $27,819 that are included as part of the net liabilities of discontinued operations in the Company's consolidated financial statements.

AIRO Catering Services

In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. At December 31, 2000, the Company has receivables from AIRO aggregating $833,274. When these receivables are received, additional gains will be recorded by the Company. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. The net equity in losses from joint operations in 1999 has been included in discontinued operations.

Summarized financial information for AIRO during the nine months ended September 30, 1999 is as follows (100%):


                                               Nine Months Ended
                                               September 30, 1999

Revenues                                        $  5,031,519
Income from operations                          $    908,540
Cumulative effect of change in accounting
for start-up costs                              $   (651,574)
Net income (loss)                               $   (548,328)

Baltic Catering Services

BCS was formed on March 26, 1993 as a joint operation between ARVO, Ltd., a Latvian limited liability company, and the Company. On April 2, 1996, the catering operations of BCS were acquired by RCS in exchange for shares in RCS. BCS ceased its operations in 1998 and was liquidated by the Company in 2000.

NOTE 5 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, the Company acquired a 10% interest in Pembrooke Calox. Pembrooke Calox owns about 350 acres in Indiana containing high calcium limestone. The Company acquired this interest in exchange for its efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. The note receivable is from Pembrooke Calox, Inc., a start-up company intending to begin limestone operations in the near future. The note bears interest at 10% and was due on January 31, 2000. The note is collateralized by common shares of another public company and a 10% interest in Pembrooke Calox. These common shares were sold in 2001 and the proceeds in excess of $200,000 are being held in an escrow pending the outcome of litigation involving Pembroke Calox. In December 2000, the Company entered into a settlement agreement with Pembrooke Calox for this note. The Company is to receive $100,000 and forgive the remaining balance on the note and accrued interest in exchange for an additional 5% interest in Pembrooke Calox. At December 31, 2000, the gross amount of the note is $109,492 and accrued interest is $14,118. The excess of $23,610 (above the $100,000 cash to be received) was recorded as investment in Pembrooke Calox in December 2000 as a result of the settlement agreement.

Baltic International Airlines

The Company entered into a joint venture agreement with the Latvian Civil Aviation Department, an agency of the Government of Latvia, on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. The Company currently owns an 89% interest in BIA.

As discussed in Note 1, BIA experienced significant losses that have been recognized in the Company's financial statements through a reserve of its investment in BIA. In conjunction with the transfer of BIA's passenger service operations to Air Baltic, the Company entered into negotiations with its partner to restructure BIA and obtain full ownership. The Company also made advances on behalf of BIA in 1996 to facilitate the termination of operations of BIA. In March 1997, the Company's Latvian partner in BIA agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. In May 1997, the Company capitalized $6.3 million of BIA's debt to the Company that was previously reserved by the Company. BIA will assign the promissory note from the Latvian partner to the Company. Management believes that the Latvian partner's contribution will be made in the future. The Company has agreed with the Latvian partner that it will forgive the promissory note of the Latvian partner in exchange for the transfer of the Latvian partner's ownership in BIA and satisfactory resolution of certain other obligations of the Latvian partner. BIA will then become a wholly owned subsidiary of the Company.

The Company recorded a reserve against the investment in BIA of $1,143,115 in 1998 as a result of the uncertainty of the characteristics of the contribution from the Latvian partner and the length of time that has transpired since the Latvian partner committed to make the contribution.

Lithuanian Aircraft Maintenance Corporation

On September 28, 1995, the Company entered into a joint operation with a joint stock company, Siauliai Aviacija, presently 100% owned by the Ministry of Transportation of the Republic of Lithuania and the Municipality of Siauliai City for the establishment of an aircraft maintenance facility, LAMCO. The Company's initial investment totaled $40,000 for 2.6% of LAMCO. LAMCO was liquidated in 1998. The Company received cash of $8,673, equipment with an estimated value of $3,700 and Lithuanian government securities with a face value of approximately $28,000 from the liquidation in 1998. These government securities bear no interest, mature beginning in April 2003 and have been included in other assets in the consolidated balance sheet.

NOTE 6 - DEBT

Debt consists of the following:

Debt consists of the following:

                                                           December 31,
                                                      2000             1999

Note payable for purchase of ARC, interest
payable quarterly at 10% per annum, secured
by the fixed assets of ARC, due
December 31, 2003                                $   400,000      $         -

Notes payable to an officer, unsecured,
interest rate of 13%, due on demand                   50,000                -

Note payable to a bank, secured by a vehicle,
interest rate of 7.5%, due September 21, 2001          6,359                -

Note payable to a bank, secured by a vehicle,
interest rate of 8.5%, due on demand                  40,019                -

                                                  ----------       ----------
Total debt                                           496,378                -
Less short-term debt, net                            (96,378)               -
                                                  ----------       ----------
Long-term debt, net                              $   400,000      $         -
                                                  ==========       ==========

NOTE 7 - INCOME TAXES

The components of net deferred tax assets consisted of the following:

                                                           December 31,
                                                      2000             1999

Deferred tax assets:
 Net operating loss carryforward                 $ 2,461,636      $ 2,435,923
 Reserve on investment                               196,180           98,090
 Losses from joint operations and subsidiaries        65,179           91,884
 Amortization and depreciation                        53,750           54,315
                                                  ----------       ----------
Total deferred tax assets                          2,776,745        2,680,212
                                                  ----------       ----------

Deferred tax liabilities:
 Unremitted earnings of joint operations                   -                -
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         1,977            1,977
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         2,774,768        2,678,235
Valuation allowance                               (2,774,768)      (2,678,235)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Provisions for income taxes in the statements of operations were as follows:

                                                     Year ended December 31,
                                                      2000             1999

Current expense:
  U.S.                                           $         -      $         -
  Foreign                                                  -                -
Deferred expense                                           -                -
                                                  ----------       ----------
Total expense                                    $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

In 1999, the Company utilized approximately $1,700,000 of the net operating loss carryforwards primarily due to the gain on the sale of the interest in AIRO. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $7,800,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

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

At December 31, 2000 and 1999, the Company has 5,653,269 and 6,173,269
treasury shares, respectively.

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

                                                               Year ended December 31,
                                                                2000             1999
Net income (loss)                          As Reported     $  (478,630)     $   769,137
                                           Pro Forma          (534,600)         704,287
Income (loss) per common share             As Reported           (0.06)            0.05
                                           Pro forma             (0.07)            0.04

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

At December 31, 2000, the Company had 1,281,700 shares of common stock reserved for issuance upon exercise of outstanding options, and 218,300 options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:


                                               Year Ended December 31,
                                           2000                         1999
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                        1,190,700       $  0.46      1,102,366     $  0.76
Changes during the period:
  Granted                           329,000          0.12        421,000        0.14
  Canceled                         (238,000)         1.01       (332,666)       1.03
  Exercised                               -             -              -           -
                                  ---------                    ---------
Shares under option, end of
 period                           1,281,700       $  0.27      1,190,700     $  0.46
                                  =========                    =========
Options exercisable, end of
 period                           1,116,700       $  0.29      1,025,700     $  0.52
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 2000 range from $0.09 to $0.81. The weighted average contractual life of the options outstanding at December 31, 2000 was 3.9 years. The options granted in 2000 and 1999 were issued to officers, directors and employees with an exercise price equal to the market price of the Company's common stock on the grant date. The weighted-average grant-date fair value of options granted during 2000 was $0.11 and during 1999 was $0.13. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999: risk-free interest rate of 7.0% and, 6.0%, respectively; expected dividend yield of 0% and 0%, respectively; expected lives of 7 years and 6 years, respectively; and expected volatility of 120% and 118%, respectively.

NOTE 10 - WARRANTS

At December 31, 2000, the Company had 2,922,356 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2000                         1999
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period               3,422,650     $  1.38        9,911,849     $  1.00
Changes during the period:
  Granted                            12,206        0.13           11,800        0.14
  Canceled                         (512,500)       1.13       (6,500,999)       0.80
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                            2,922,356     $  1.42        3,422,650     $  1.38
                                 ==========                   ==========
Warrants exercisable, end of
period                            2,922,356     $  1.42        3,422,650     $  1.38
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2000 range from $0.09 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2000 was 2.3 years. The weighted-average grant-date fair value of warrants granted during 2000 was $0.11. During 2000 and 1999, the Company issued warrants to purchase 12,206 and 11,800 shares of common stock, respectively, at exercise prices of $0.09 to $0.15 per share in connection with bridge financing aggregating $122,060 and $118,000, respectively, from officers and directors of the Company.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, the Company created its Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred Stock: (i) is redeemable only at the option of the Company and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of the Company's common stock will be diluted upon conversion to the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2000, the conversion price was $0.91 per share.

Effective February 22, 1996, the Company created its Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996.
The Series B Preferred Stock:  (i) is not entitled to receive dividends;
(ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of the Company's common stock; (iii) is non-voting; (iv) carried a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and
(v) is redeemable only at the option of the Company if the conversion price is $0.75 or less per share. In October 1996, the Company amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of the Company's Common Stock. During 1999 and 2000, there were no conversions of Series B Preferred Stock into shares of the Company's common stock.

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for income (loss) per share are as follows:

                                                     Year ended December 31,
                                                      2000             1999
Basic and diluted
Net income (loss) to be used to compute income
 (loss) per share:
 Net income (loss)                               $  (478,630)     $   769,137
 Less preferred dividends                           (158,096)        (158,000)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders                                    $  (657,836)     $   611,137
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                 9,929,075       12,683,372
                                                  ==========       ==========

Basic and diluted income (loss) per common share $     (0.06)     $      0.05
                                                  ==========       ==========

NOTE 13 - RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions that have occurred during 2000 and 1999, other than those disclosed elsewhere in the notes to the accompanying consolidated financial statements.

The Company earns general sales agency revenue by operating the North American sales and marketing office of Air Baltic. The Company earned $10,414 and $23,661 of such revenue for each of the years ended December 31, 2000 and 1999, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under operating leases that expire over the next five years. Rental expense under operating leases was $65,854 and $18,189 for 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

     Year                                  Amount
     2001                               $   42,313
     2002                                   13,600
                                        ----------
     Total                              $   55,913
                                        ==========

The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition.

Some of the Company's products and services are regulated by the Federal Clean Air Act (the "Clean Air Act") and the regulations promulgated thereunder by the Environmental Protection Agency ("EPA"), as well as certain state environmental regulations. As such, the Company's business is affected by the requirements of the Clean Air Act, the EPA and other regulations and the degree of enforcement thereof.

NOTE 15 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosure of noncash transactions is as follows:

                                                     Year ended December 31,
                                                      2000             1999

Common stock issued for services                 $         -      $     9,311
Dividends declared and unpaid                        158,096          158,000
Common shares and warrants received for sale
 of AIRO                                                   -        1,928,817
Forgiveness of debt                                        -          200,123

Supplemental disclosures:
 Interest paid                                   $    28,426      $   151,927
 Income taxes paid                               $         -      $         -

NOTE 16 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of Refrigerants, Catering, Airlines, and Distribution. As a result of the acquisition of ARC in 2000, the Company added the segment of Refrigerants for the operations of ARC. The Company's catering products were primarily sold to airlines. Airline services are promoted to the general public. Distribution products are sold principally to wholesalers, food stores and food and drink establishments.

Segment financial information is summarized as follows:

                                                                                            Corporate
                                        Refrigerants   Catering     Airlines  Distribution  and Other       Total
2000
Revenues                               $ 1,054,658   $         -   $  10,414   $       -   $         -   $ 1.065.072
Income (loss) before income taxes
 and discontinued operations              (137,200)            -      10,414           -      (317,461)     (444.247)
Discontinued operations                          -             -           -     (34,383)            -       (34,383)
Net income (loss)                         (137,200)            -      10,414     (34,383)     (317,461)     (478.630)

Other disclosures:
 Depreciation and amortization         $    27,018   $         -   $       -   $   3,463   $    41,520   $    72.001
 Capital expenditures                       11,612             -           -                         -        11.612
 Investment in and advances to joint
  operations at end of year                      -             -           -           -        23,610        23,610
 Total assets at end of year               285,852             -           -           -       961,801     1,247.653

1999
Revenues                               $         -   $         -   $  23,661   $       -   $         -   $    23,661
Income (loss) before income taxes
 and discontinued operations                     -             -      13,338           -      (386,614)     (373,276)
Discontinued operations                          -     1,264,112           -    (115,890)       (5,809)    1,142,413
Net income (loss)                                -     1,264,112      13,338    (115,890)     (392,423)      769,137

Other disclosures:
 Depreciation and amortization         $         -   $         -   $       -   $  20,193   $       789   $    20,982
 Capital expenditures                            -             -           -                         -             -
 Investment in and advances to joint
  operations at end of year                      -         1,500           -           -             -         1,500
 Total assets at end of year                     -         1,500           -     101,964     1,010,226     1,113,690

Information concerning principal geographic areas was as follows:

                                      North America   Eastern Europe    Total
2000
Revenues                                $ 1,065,072   $         -   $ 1,065,072
Long-term assets at end of year             999,488        31,327     1,030,815

1999
Revenues                                $    23,661   $         -   $    23,661
Long-term assets at end of year                 578        48,675        49,253

NOTE 17 - PRO FORMA FINANCIAL INFORMATION

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

We have prepared the unaudited pro forma condensed financial statements based upon currently available information and assumptions that we have deemed appropriate. This pro forma information may not be indicative of what actual results would have been, nor does the data purport to represent our and ARC's combined financial results for future periods.

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
                                 ============     ============     ============          ============

Condensed financial information for the unaudited pro forma consolidated income statement for the year ended December 31, 1999 assuming this transaction occurred on January 1, 1999 is as follows:


                                     Actual            ARC                                Pro Forma
                                  December 31,     December 31,     Pro Forma        December 31,
                                      1999             1999         Adjustments       1999
REVENUES:

 Refrigerant revenue             $          -     $    805,736     $          -          $    805,736
 General sales agency revenue          23,661                -                -                23,661
                                 ------------     ------------     ------------          ------------
     Total operating revenues          23,661          805,736                -               829,397
                                 ------------     ------------     ------------          ------------

OPERATING EXPENSES:
 Cost of revenue                            -          432,284                -               432,284
 Personnel and consulting             214,375          164,566                -               378,941
 Legal and professional                85,675              401                -                86,076
 Other general and administrative      82,156          256,856          (52,468) (e)          286,544
                                 ------------     ------------     ------------          ------------
     Total operating expenses         382,206          854,107          (52,468)            1,183,845
                                 ------------     ------------     ------------          ------------

INCOME (LOSS) FROM OPERATIONS        (358,545)         (48,371)          52,468              (354,448)
                                 ------------     ------------     ------------          ------------

OTHER INCOME (EXPENSE):
 Interest expense                     (25,800)          (2,709)         (40,000) (f)          (68,509)
 Interest income                       10,360                -                -                10,360
 Other income (expense)                   709                -                -                   709
                                 ------------     ------------     ------------          ------------
     Total other income (expense)     (14,731)          (2,709)         (40,000)              (57,440)
                                 ------------     ------------     ------------          ------------

INCOME (LOSS) BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS                          (373,276)         (51,080)          12,468              (411,888)

INCOME TAX EXPENSE                          -                -                -                     -

DISCONTINUED OPERATIONS             1,142,413                -                -             1,142,413

                                 ------------     ------------     ------------          ------------
NET INCOME                       $    769,137     $    (51,080)    $     12,468          $    730,525
                                 ============     ============     ============          ============


INCOME PER SHARE AMOUNTS:
Basic and diluted                $       0.05                                            $       0.05


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




                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of May, 2001.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              ROBERT L. KNAUSS
                              Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                               Date


/s/ Robert L. Knauss        Chairman of the Board and Chief      May 21, 2001
-----------------------      Executive Officer (Principal
ROBERT L. KNAUSS             Executive Officer)

/s/ David A. Grossman       Chief Financial Officer, Corporate   May 21, 2001
-----------------------      Secretary and Director
DAVID A. GROSSMAN            (Principal Financial and
                             Accounting Officer)

/s/ Homi M. Davier          Director                             May 21, 2001
-----------------------
HOMI M. DAVIER


/s/ Paul R. Gregory         Director                             May 21, 2001
-----------------------
PAUL R. GREGORY


/s/ Juris Padegs            Director                             May 21, 2001
-----------------------
JURIS PADEGS


/s/ Ted Reynolds            Director                             May 21, 2001
-----------------------
TED REYNOLDS