Form 10KSB/A
period 2000-12-31
BALTIC INTERNATIONAL USA INC
filed 2001-10-26
CIK 918545

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

SIGNATURES



                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

     Baltic International USA, Inc. (the "Company" or "BIUSA") is a Texas corporation that has provided capital, management, and technical services to start-up and established private companies. In most instances, the Company is directly involved in management, and in all instances assists in allocation of capital either directly from the Company or through the investment of third parties. BIUSA has not taken significant profits or management fees from these investments.

     During 1999, the Company decided to sell most of its business interests in Eastern Europe and to focus on utilizing its assets to achieve profitability by acquiring business operations based in the United States. The Company has limited cash resources available for investment purposes.

Advanced Reclamation Company

     In February 2000, the Company purchased the units of Advanced Reclamation Company, L.L.C. ("ARC") from the Nicol Family Partnership. The Company purchased all of the units of ARC for cash of $400,000, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. ARC is a complete refrigerant management company. ARC provides a full range of refrigerant services including, but not limited to, recovery, reclamation, and the sale of new or reclaimed refrigerants.

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

     In December 1997, the Company sold a 5% interest in AIRO to Lufthansa Services/Sky Chefs for $600,000 in cash. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of about $200,000 in debt.

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

Item 2.  DESCRIPTION OF PROPERTY

     The Company leases office space in Houston, Texas and office and plant facilities in League City, Texas. The Company believes that its facilities are adequate for its current operations.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "BISA." Effective May 23, 2001, the Company's Common Stock has traded on the OTC Pinksheets. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated:

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

General

     In 1999, the Company shifted its focus to concentrate on operations in the United States. In January 1999, the Company sold its 8.02% of Air
Baltic stock to SAS for $2,144,333 under the terms of the option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from a shareholder. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. In February 2000, the Company purchased ARC as our first operation based in the United States. In May 2001, the Company received about $633,000 in cash for settlement of the receivables from AIRO.

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

     Operating expenses increased to $1,414,144 for 2000 compared to $382,206 for 1999. The increase is primarily due to the acquisition of ARC in February 2000. As a result of the purchase of ARC, the Company added the refrigerant management business to our operations.

     As a result of the changes in revenues and expenses discussed above, the operating loss for the Company decreased to $349,072 for 2000 from $358,545 for 1999. The Company had a net loss (including interest expense, non-recurring gains and discontinued operations discussed below) of $413,840 for 2000 compared to a net income of $769,137 for 1999.

     Interest expense increased by $24,509 to $50,309 for 2000 from $25,800 in 1999, reflecting the additional debt of the Company resulting from the acquisition of ARC.

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

Liquidity and Capital Resources

     At December 31, 2000 the Company had a working capital deficit of $697,773 compared to working capital of $405,729 at December 31, 1999. The decrease in the working capital is due primarily to the cash paid for the purchase of ARC and operating losses. The Company had shareholders' deficit of $54,554 at December 31, 2000.

     Net cash used by operating activities was $354,016 for 2000, compared to $642,091 for 1999. The decrease in cash used by operating activities in 2000 was primarily due to the payment of accounts payable and accrued liabilities in 1999 partially offset by the Company's continued efforts to reduce its overhead expenses. Net cash used by investing activities was $513,754 for 2000, compared to net cash provided of $3,450,233 for 1999. The decrease in cash provided by investing activities was attributable to the sale of assets in 1999. Net cash provided by financing activities was $31,045 for 2000, compared to net cash used of $2,050,000 for 1999 due to the repayment of debt to ORESA Ventures N.V. in January 1999.

     In 2000, the Company issued 520,000 shares of treasury stock as part of the purchase of ARC. In 1999, the Company issued 119,175 shares of Common Stock for payment of accounts payable and services rendered of $9,311.

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

     The Company has incurred operating losses since inception through December 31, 2000. The Company incurred operating losses of $349,072 in 2000 and $358,545 in 1999. At December 31, 2000, the Company had an accumulated deficit of $13,991,403. Net cash used in operating activities was $354,016 in 2000 and $642,091 in 1999.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meet its business plan and capital needs through December 31, 2001. In May 2001, the Company received about $633,000 in cash for settlement of the receivables from AIRO. During 2000 and 1999, the Company borrowed an aggregate principal amount of $122,060 and $118,000, respectively, as bridge financing from officers and directors of the Company. In connection with these borrowings, the Company issued warrants to purchase 12,206 and 11,800 shares of common stock, respectively, at exercise prices of $0.06 to $0.15 per share. In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations.

     At December 31, 2000, the Company had cash of $31,797. The Company has limited cash resources available and has obligations due and past due. However, in May 2001, the Company received about $633,000 for settlement of the receivables from AIRO.

Inflation

     Inflation has not had a significant impact on the Company during the last two years. However, an extended period of inflation could be expected to have an impact on the Company's earnings by causing operating expenses to increase. It is likely that the Company would attempt to pass increased expenses to customers. If the Company is unable to pass through increased costs, its operating results could be adversely affected.

Item 7.  FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed its accountants for 2000. The Company has engaged Mann Frankfort Stein & Lipp CPA's, L.L.P. for the audit of the 2000 financial statements. The Company had Arthur Andersen LLP as its accountants previously. There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     Mr. Padegs served as a managing director of Scudder, Stevens & Clark, an international investment management firm from 1985 to 1996, has been employed with Scudder, Stevens & Clark since 1964 and is now Advisory Managing Director at that firm now known as Zurich Scudder Investments, Inc. Mr. Padegs is the chairman and director of the Korea Fund and the Brazil Fund. Mr. Padegs is the director of several other investment companies.
Mr. Padegs was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University. Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic American Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States.

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

Stock Options

     In September 1992, the Company adopted its 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The compensation committee of the Company's Board of Directors administers the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of March 30, 2001, options to purchase an aggregate of 1,229,700 shares were outstanding under the Plan.

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

     10.11 Promissory Note Agreement with ORESA Ventures N.V. (Exhibit 10.47 to Form 10-QSB for the quarter ended September 30, 1997, File No. 0-26588)

     10.12      Share Purchase Agreement with SAS   (Exhibit 10.48 to Form
                8-K dated January 4, 1999, File No. 0-26588)

     10.13 Share Purchase Agreement with ORESA Ventures and Celox (Exhibit 10.1 to Form 8-K dated July 12, 1999, File No. 0-26588)

     10.14      Unit Purchase Agreement for Advanced Reclamation Company,
                L.L.C.   (Exhibit 10.1 to Form 8-K dated February 2, 2000,
                File No. 0-26588)

     23.1       Consent of Mann Frankfort Stein & Lipp CPA's, L.L.P.

     23.2       Consent of Arthur Andersen LLP

 (b)     Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2000.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page

Independent auditors' report                                             F-2

Report of independent public accountants                                 F-3

Consolidated balance sheets at December 31, 2000 and 1999                F-4

Consolidated statements of operations for the years ended
     December 31, 2000 and 1999                                          F-5

Consolidated statements of shareholders' equity (deficit) for the
     years ended December 31, 2000 and 1999                              F-6

Consolidated statements of cash flows for the years ended
     December 31, 2000 and 1999                                          F-8

Notes to consolidated financial statements                               F-9





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Baltic International USA, Inc.

We have audited the accompanying consolidated balance sheets of Baltic International USA, Inc. (a Texas corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ Mann Frankfort Stein & Lipp CPA's, L.L.P.


Houston, Texas
September 20, 2001



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Baltic International USA, Inc.

We have audited the accompanying consolidated balance sheet of Baltic International USA, Inc. (a Texas corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baltic International USA, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our opinion, as expressed above, is based on the facts and circumstances existing on April 13, 2000, the date of our original report. Subsequent to that date, the Company has operated as a going concern through September 30, 2001. As such, our auditors' report on the December 31, 1999 financial statements is no longer qualified as being subject to the ultimate outcome of that uncertainty.



/s/ ARTHUR ANDERSEN LLP


Houston, Texas
April 13, 2000 (except for the matters discussed in the "Financial Condition" portion of footnote 1 and the effect of the Discontinued Operations on the December 31, 1999 financial statements as discussed in footnote 4, as to which the date is September 30, 2001)





                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets



                                                 December 31,      December 31,
                                                     2000               1999
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $    31,797    $   868,522
 Accounts receivable:
  Trade, net of allowance for doubtful accounts
   of $0 and $10,274                                    52,930         42,377
  Affiliates                                                 -          3,448
 Note receivable                                       100,000         89,100
 Inventory                                              19,611         50,638
 Prepaids and deposits                                  17,348         10,352
                                                   -----------    -----------
    Total current assets                               221,686      1,064,437

PROPERTY AND EQUIPMENT, net                            174,237         14,229
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS          23,610          1,500
GOODWILL, net                                          804,482              -
OTHER ASSETS                                            49,908         33,524
                                                   -----------    -----------
    Total assets                                   $ 1,273,923    $ 1,113,690
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   243,328    $   270,076
 Dividends payable                                     546,728        388,632
 Short-term debt                                       101,584              -
 Net liabilities of discontinued operations             27,819              -
                                                   -----------    -----------
    Total current liabilities                          919,459        658,708

LONG-TERM DEBT, net of current portion                 409,018              -
                                                   -----------    -----------
    Total liabilities                                1,328,477        658,708
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
 Warrants                                              252,793        256,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,960 and 9,455,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,763,943
 Accumulated deficit                               (13,991,403)   (13,419,467)
 Treasury stock, at cost                              (804,573)      (878,579)
                                                   -----------    -----------
    Total shareholders' equity (deficit)               (54,554)       454,982
                                                   -----------    -----------
    Total liabilities and shareholders' equity
     (deficit)                                     $ 1,273,923    $ 1,113,690
                                                   ===========    ===========


     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations


                                                    Year Ended December 31,

                                                    2000              1999
REVENUES:
 Refrigerant revenue                           $ 1,054,658       $         -
 General sales agency revenue                       10,414            23,661
                                                ----------        ----------
    Total operating revenues                     1,065,072            23,661
                                                ----------        ----------

OPERATING EXPENSES:
 Cost of revenue                                   759,043                 -
 Personnel and consulting                          348,924           214,375
 Legal and professional                             45,088            85,675
 Other general and administrative                  261,089            82,156
                                                ----------        ----------
    Total operating expenses                     1,414,144           382,206
                                                ----------        ----------

LOSS FROM OPERATIONS                              (349,072)         (358,545)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (50,309)          (25,800)
 Interest income                                    19,924            10,360
 Other income (expense)                                  -               709
                                                ----------        ----------
     Total other income (expense)                  (30,385)          (14,731)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                       (379,457)         (373,276)

INCOME TAX EXPENSE                                       -                 -
                                                 ----------        ----------
LOSS FROM CONTINUING OPERATIONS                   (379,457)         (373,276)

DISCONTINUED OPERATIONS:
 Loss from operations of catering, freight and
  beverage distribution operations                 (34,383)         (314,646)
 Gain on disposal of catering and
  freight operations                                     -         1,457,059
                                                ----------        ----------
NET INCOME (LOSS)                              $  (413,840)      $   769,137
                                                ==========        ==========



INCOME (LOSS) PER SHARE AMOUNTS:
Basic and Diluted:
  Continuing operations                        $     (0.06)      $     (0.04)
  Discontinued operations                      $      0.00       $      0.09
  Total                                        $     (0.06)      $      0.05



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


                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Continued)



                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, January 1, 1999         $11,717,776    $(14,030,604)         42,444    $ (20,540)   $   454,982
Purchase of treasury stock                                         6,250,000     (875,000)      (875,000)
Common shares issued                  (7,650)                       (119,175)      16,961          9,311
Cancellation of warrants           1,053,817                                                           -
Net income                                           769,137                                     769,137
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 1999       $12,763,943    $(13,419,467)      6,173,269    $(878,579)   $   454,982
Common shares issued                 (11,606)                       (520,000)      74,006         62,400
Net loss                                            (413,840)                                   (413,840)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2507 per share                           (35,096)                                    (35,096)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2000       $12,752,337    $(13,991,403)      5,653,269    $(804,573)   $   (54,554)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows


                                                    Year Ended December 31,

                                                    2000              1999
Cash flows from operating activities:
 Net income (loss)                              $  (413,840)    $     769,137
 Noncash adjustments:
  Net equity in losses of discontinued joint
   operations                                             -           192,947
  Gain on disposal of discontinued
   operations                                             -        (1,457,059)
  Depreciation and amortization                      72,851            20,982
  Gain on sale of assets                                  -              (121)
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                               58,067            42,426
   Prepaid and other                                  6,634            (1,833)
   Inventory                                         36,771            15,951
   Accounts payable and accrued liabilities        (114,499)         (224,521)
                                                -----------     -------------
     Net cash used by operating activities         (354,016)         (642,091)
                                                -----------     -------------

Cash flows from investing activities:
Distributions and repayments from joint
  operations                                          1,500                 -
 Advances paid on note receivable                   (20,392)          (89,100)
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721      (477,437)                -
 Proceeds from sale of assets                             -         3,539,333
 Acquisition of property and equipment              (17,425)                -
                                                -----------     -------------
     Net cash provided (used) by investing
      activities                                   (513,754)        3,450,233
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt                                 122,060           142,000
 Repayment of debt and long-term obligations        (91,015)       (2,192,000)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                     31,045        (2,050,000)
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                       (836,725)          758,142
Cash and cash equivalents, beginning of period      868,522           110,380
                                                -----------     -------------
Cash and cash equivalents, end of period        $    31,797     $     868,522
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

The Company initially pursued its plans to participate in airline service in Latvia through a 49% interest in a newly formed start-up airline - Baltic International Airlines ("BIA"), a limited liability company registered in the Republic of Latvia. The Company made significant investments in and advances to BIA, which has incurred losses since inception. On October 1, 1995, the routes and passenger service operations of BIA were transferred as part of its capital contribution to a new Latvian carrier, Air Baltic Corporation SIA ("Air Baltic"). The Company owned an 8.02% interest in Air Baltic. The Company sold its interest in Air Baltic in January 1999 to SAS for $2,144,333 in cash under the terms of the option agreement between the Company and SAS. The Company used the proceeds from the sale to repay the $2 million loan from ORESA Ventures N.V. BIA has no current operations and has not conducted any substantial business operations since October 1995.

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

Financial condition

The Company has incurred operating losses since inception through December 31, 2000. The Company incurred operating losses of $349,072 in
2000 and $358,545 in 1999. At December 31, 2000, the Company had an accumulated deficit of $13,991,403. Net cash used in operating activities was $354,016 in 2000 and $642,091 in 1999. At December 31, 2000, the Company
had cash of $31,797. The Company currently has limited cash resources available and has obligations due and past due. However, the Company received about $633,000 for settlement of the receivables from AIRO.

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

Revenue recognition

Revenues are recognized when realizable and earned and expenses are recognized when the goods and services are acquired or provided.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory at December 31, 2000 consists of refrigerants and cylinders and drums.

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

Goodwill

Goodwill is the result of the purchase of ARC. Goodwill is being amortized over 20 years. The accumulated amortization at December 31, 2000 was $40,631.

Long-lived assets

The Company periodically evaluates the carrying value of long-lived assets, including goodwill, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Foreign currency translation

Portions of the Company's operations were conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in operations. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on the Company's consolidated balance sheets as of December 31, 2000 and 1999.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized. Instead, goodwill will be tested for impairment and written down if its fair value declines below its carrying amount. Goodwill amortization ceases as of the date of the required adoption of this standard that will be January 1, 2002. The Company has not yet determined the impact the adoptions of this statement will have on its consolidated results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - ACQUISITION

In February 2000, the Company purchased Advanced Reclamation Company ("ARC") from the Nicol Family Partnership for $400,000 in cash, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. The note payable matures on January 1, 2005, has an interest rate of 10% with interest due quarterly and is collateralized by the fixed assets of ARC. The note payable has a prepayment provision such that prepayments of principal are to be made equal to the ARC's annual pretax profits in excess of $225,000. However, the prepayments are not to exceed $120,000 for any year. The earnout agreement provides for an equal split of ARC's annual pretax profits in excess of $225,000 between the Company and the Nicol Family Partnership for a period of three years ending December 31, 2002. This transaction was recorded as a purchase. Operations of ARC are included in the consolidated financial statements from January 1, 2000. See Note 17 for the condensed pro forma information for the unaudited pro forma condensed financial statements for 1999 assuming this transaction occurred in 1999.

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

AIRO Catering Services

In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. At December 31, 2000, the Company has receivables from AIRO aggregating $833,274, which have been fully reserved.
The Company received about $633,000 as settlement of these receivables and recorded the amount as additional gain in May 2001. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. The net equity in losses from joint operations in 1999 has been included in discontinued operations.

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

NOTE 5 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, the Company acquired a 10% interest in Pembrooke Calox. Pembrooke Calox owns about 350 acres in Indiana containing high calcium limestone. The Company acquired this interest in exchange for its efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. The note receivable in the consolidated balance sheet is from Pembrooke Calox, Inc., a start-up company intending to begin limestone operations in the near future. The note bears interest at 10% and was due on January 31, 2000. The note is collateralized by common shares of another public company and a 10% interest in Pembrooke Calox. These common shares were sold in 2001 and the proceeds in excess of $200,000 are being held in an escrow pending the outcome of litigation involving Pembroke Calox. In December 2000, the Company entered into a settlement agreement with Pembrooke Calox for this note. The Company is to receive $100,000 and forgive the remaining balance on the note and accrued interest in exchange for an additional 5% interest in Pembrooke Calox. At December 31, 2000, the gross amount of the note is $109,492 and accrued interest is $14,118. The excess of $23,610 (above the $100,000 cash to be received) was recorded as investment in Pembrooke Calox in December 2000 as a result of the settlement agreement.

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

NOTE 6 - DEBT

Debt consists of the following:

Debt consists of the following:

                                                           December 31,
                                                      2000             1999

Note payable for purchase of ARC, interest
payable quarterly at 10% per annum, secured
by the fixed assets of ARC, due
December 31, 2003                                $   400,000      $         -

Notes payable to an officer, unsecured,
interest rate of 13%, due on demand                   50,000                -

Note payable to a bank, secured by a vehicle,
interest rate of 7.5%, due September 21, 2001          6,359                -

Note payable to a bank, secured by a vehicle,
interest rate of 8.5%, due on demand                  40,071                -

Capital lease to a financing company, secured
by equipment, due December 6, 2003                    14,172                -

                                                  ----------       ----------
Total debt                                           510,602                -
Less short-term debt                                (101,584)               -
                                                  ----------       ----------
Long-term debt, net                              $   409,018      $         -
                                                  ==========       ==========

NOTE 7 - INCOME TAXES

The components of net deferred tax assets consists of the following:

                                                           December 31,
                                                      2000             1999

Deferred tax assets:
 Net operating loss carryforward                 $ 2,574,137      $ 2,435,923
 Capital loss carryforward                            26,705                -
 Reserve on investment                               221,894           98,090
 Losses from joint operations and subsidiaries        76,686           91,884
 Amortization and depreciation                        48,741           54,315
                                                  ----------       ----------
Total deferred tax assets                          2,948,163        2,680,212
                                                  ----------       ----------

Deferred tax liabilities:
 Earnings of subsidiaries                              3,507                -
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         5,484            1,977
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         2,942,679        2,678,235
Valuation allowance                               (2,942,679)      (2,678,235)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Provisions for income taxes in the statements of operations were as follows:

                                                     Year ended December 31,
                                                      2000             1999

Current expense:
  U.S.                                           $         -      $         -
  Foreign                                                  -                -
Deferred expense                                           -                -
                                                  ----------       ----------
Total expense                                    $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

In 1999, the Company utilized approximately $1,700,000 of the net operating loss carryforwards primarily due to the gain on the sale of the interest in AIRO. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $7,600,000 available to offset future taxable income and capital loss carryforwards of approximately $79,000 available to offset future capital gains. These carryforwards will expire at various dates beginning in 2009.

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

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which allow the Company to continue to apply the provisions of APB No. 25 to determine compensation expense. Had compensation expense for the Plan been determined using a stock-based, fair value method as prescribed by SFAS No. 123, the Company's net income (loss) and income (loss) per common share would have changed to the following pro forma amounts:

                                                               Year ended December 31,
                                                                2000             1999
Net income (loss)                          As Reported     $  (413,840)     $   769,137
                                           Pro Forma          (448,700)         704,287
Income (loss) per common share             As Reported           (0.06)            0.05
                                           Pro forma             (0.06)            0.04

The resulting pro forma compensation cost may not be representative of that to be expected in future years because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995.

At December 31, 2000, the Company had 1,237,700 shares of common stock reserved for issuance upon exercise of outstanding options, and 262,300 options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:


                                               Year Ended December 31,
                                           2000                         1999
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                        1,190,700       $  0.46      1,102,366     $  0.76
Changes during the period:
  Granted                           329,000          0.12        421,000        0.14
  Canceled                         (282,000)         0.87       (332,666)       1.03
  Exercised                               -             -              -           -
                                  ---------                    ---------
Shares under option, end of
 period                           1,237,700       $  0.28      1,190,700     $  0.46
                                  =========                    =========
Options exercisable, end of
 period                           1,113,283       $  0.30      1,025,700     $  0.52
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 2000 range from $0.09 to $0.81. The weighted average contractual life of the options outstanding at December 31, 2000 was 3.8 years. The options granted in 2000 and 1999 were issued to officers, directors and employees with an exercise price equal to the market price of the Company's common stock on the grant date. The weighted-average grant-date fair value of options granted during 2000 was $0.11 and during 1999 was $0.13. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999: risk-free interest rate of 7.0% and, 6.0%, respectively; expected dividend yield of 0% and 0%, respectively; expected lives of 7 years and 6 years, respectively; and expected volatility of 120% and 118%, respectively.

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
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2000 range from $0.09 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2000 was 1.3 years. The weighted-average grant-date fair value of warrants granted during 2000 was $0.11. During 2000 and 1999, the Company issued warrants to purchase 12,206 and 11,800 shares of common stock, respectively, at exercise prices of $0.09 to $0.15 per share in connection with bridge financing aggregating $122,060 and $118,000, respectively, from officers and directors of the Company.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, the Company created its Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred Stock: (i) is redeemable only at the option of the Company and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of the Company's common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2000, the conversion price was $0.91 per share.

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

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for income (loss) per share are as follows:

                                                     Year ended December 31,
                                                      2000             1999
Basic and diluted
Net income (loss) to be used to compute income
 (loss) per share:
 Net income (loss)                               $  (413,840)     $   769,137
 Less preferred dividends                           (158,096)        (158,000)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders                                    $  (571,936)     $   611,137
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                 9,929,075       12,683,372
                                                  ==========       ==========

Basic and diluted income (loss) per common share $     (0.06)     $      0.05
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
                                        ==========

The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial position

Some of the Company's products and services are regulated by the Federal Clean Air Act (the "Clean Air Act") and the regulations promulgated thereunder by the Environmental Protection Agency ("EPA"), as well as certain state environmental regulations. As such, the Company's business is affected by the requirements of the Clean Air Act, the EPA and other regulations and the degree of enforcement thereof.

NOTE 15 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information is as follows:

                                                     Year ended December 31,
                                                      2000             1999

Noncash investing and financing activities:
 Dividends declared and unpaid                   $   158,096      $   158,000
 Capital lease for equipment                          16,460                -
 Common shares and warrants received for sale
  of AIRO                                                  -        1,928,817
 Forgiveness of debt                                       -          200,123
 Common stock issued for services                          -            9,311

Supplemental disclosures:
 Interest paid                                   $    28,426      $   151,927
 Income taxes paid                               $         -      $         -

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

Segment financial information is summarized as follows:

                                                                                            Corporate
                                        Refrigerants   Catering     Airlines  Distribution  and Other       Total
2000
Revenues                               $ 1,054,658   $         -   $  10,414   $       -   $         -   $ 1.065.072
Income (loss) before income taxes
 and discontinued operations               (96,727)            -      10,414           -      (293,144)     (379.457)
Discontinued operations                          -             -           -     (34,383)            -       (34,383)
Net income (loss)                          (96,727)            -      10,414     (34,383)     (293,144)     (413.840)

Other disclosures:
 Depreciation and amortization         $    27,958   $         -   $       -   $   3,463   $    41,520   $    72.851
 Capital expenditures                       17,425             -           -                         -        17.425
 Investment in and advances to joint
  operations at end of year                      -             -           -           -        23,610        23,610
 Total assets at end of year               312,122             -           -           -       961,801     1,273.923

1999
Revenues                               $         -   $         -   $  23,661   $       -   $         -   $    23,661
Income (loss) before income taxes
 and discontinued operations                     -             -      13,338           -      (386,614)     (373,276)
Discontinued operations                          -     1,264,112           -    (115,890)       (5,809)    1,142,413
Net income (loss)                                -     1,264,112      13,338    (115,890)     (392,423)      769,137

Other disclosures:
 Depreciation and amortization         $         -   $         -   $       -   $  20,193   $       789   $    20,982
 Capital expenditures                            -             -           -                         -             -
 Investment in and advances to joint
  operations at end of year                      -         1,500           -           -             -         1,500
 Total assets at end of year                     -         1,500           -     101,964     1,010,226     1,113,690

Total assets for corporate and other includes goodwill recorded in the purchase of ARC amounting to $804,482 at December 31, 2000.

Information concerning principal geographic areas was as follows:

                                      North America   Eastern Europe    Total
2000
Revenues                                $ 1,065,072   $         -   $ 1,065,072
Long-term assets at end of year           1,020,910        31,327     1,052,237

1999
Revenues                                $    23,661   $         -   $    23,661
Long-term assets at end of year                 578        48,675        49,253

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




                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2001.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              ROBERT L. KNAUSS
                              Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                               Date


/s/ Robert L. Knauss      Chairman of the Board and Chief     September 27, 2001
-----------------------    Executive Officer (Principal
ROBERT L. KNAUSS           Executive Officer)

/s/ David A. Grossman     Chief Financial Officer, Corporate  September 27, 2001
-----------------------    Secretary and Director
DAVID A. GROSSMAN          (Principal Financial and
                           Accounting Officer)

/s/ Homi M. Davier        Director                            September 27, 2001
-----------------------
HOMI M. DAVIER


/s/ Paul R. Gregory       Director                            September 27, 2001
-----------------------
PAUL R. GREGORY


/s/ Juris Padegs          Director                            September 27, 2001
-----------------------
JURIS PADEGS


/s/ Ted Reynolds          Director                            September 27, 2001
-----------------------
TED REYNOLDS



                                                                    EXHIBIT 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Annual Report on Form 10-KSB, into the Company's previously filed registration statement on Form S-8 (33-90030).


/s/ Mann Frankfort Stein & Lipp CPA's, LLP

Houston, Texas
October 22, 2001



                                                                    EXHIBIT 23.2


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-KSB of our report dated April 13, 2000 (except for the matters discussed in the "Financial Condition" portion of footnote 1 and the effect of the Discontinued Operations on the December 31, 1999 financial statements as discussed in footnote 4, as to which the date is September 30, 2001) into the Company's previously filed registration statement on Form S-8 (33-90030). It should be noted that we have not audited any financial statements of the Company subsequent December 31, 1999 or performed any audit procedures subsequent to the date of our report.


/s/ ARTHUR ANDERSEN LLP

Houston, Texas
October 25, 2001