Form 10QSB
period 2001-03-31
BALTIC INTERNATIONAL USA INC
filed 2001-10-26
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 2001.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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


Number of shares outstanding of each of the issuer's classes of common stock as of October 15, 2001: 9,975,760 shares.


Transitional Small Business Disclosure Format (Check one):  Yes   ; No X .






                          BALTIC INTERNATIONAL USA, INC.

                               TABLE OF CONTENTS

                                                                        Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
           March 31, 2001 and December 31, 2000                          3
         Condensed Statements of Operations -
           Three Months Ended March 31, 2001 and 2000                    4
         Condensed Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2000                    5
         Notes to Condensed Financial Statements                         6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              10

Item 2 - Changes in Securities                                          10

Item 3 - Defaults on Senior Securities                                  10

Item 4 - Submission of Matters to a Vote of Security Holders            10

Item 5 - Other Information                                              10

Item 6 - Exhibits and Reports on Form 8-K                               10

Signatures                                                              11




                       PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                       BALTIC INTERNATIONAL USA, INC.
                   Condensed Consolidated Balance Sheets


                                                     March 31,    December 31,
                                                        2001           2000

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     4,966    $    31,797
 Accounts receivable                                    74,373         52,930
 Note receivable                                       100,000        100,000
 Inventory                                              50,477         19,611
 Prepaids and deposits                                  13,119         17,348
                                                   -----------    -----------
    Total current assets                               242,935        221,686

PROPERTY AND EQUIPMENT, net                            172,170        174,237
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS          23,610         23,610
GOODWILL, net                                          793,913        804,482
OTHER ASSETS                                            50,092         49,908
                                                   -----------    -----------
    Total assets                                   $ 1,282,720    $ 1,273,923
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   214,774    $   243,328
 Dividends payable                                     586,108        546,728
 Short-term debt, net                                  170,388        101,584
 Net liabilities of discontinued operations             27,819         27,819
                                                   -----------    -----------
    Total liabilities                                  999,089        919,459

LONG-TERM DEBT, net of current portion                 407,730        409,018
                                                   -----------    -----------
    Total liabilities                                1,406,819      1,328,477
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                              252,793        252,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,960 shares outstanding                         156,292        156,292
 Additional paid-in capital                         12,752,337     12,752,337
 Accumulated deficit                               (14,060,948)   (13,991,403)
 Treasury stock, at cost                              (804,573)      (804,573)
                                                   -----------    -----------
    Total shareholders' equity (deficit)              (124,099)       (54,554)
                                                   -----------    -----------
    Total liabilities and shareholders'
     equity (deficit)                              $ 1,282,720    $ 1,273,923
                                                   ===========    ===========




See accompanying notes to condensed consolidated financial statements.




                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Operations
                                (unaudited)


                                                  Three Months Ended March 31,
                                                         2001           2000
REVENUES:
 Refrigerants                                      $   215,006    $    87,613
 General sales agency revenue                            2,250          2,726
                                                   -----------    -----------
    Total operating revenues                           217,256         90,339
                                                   -----------    -----------

OPERATING EXPENSES:
 Cost of revenue                                        91,897         56,721
 General and administrative                            139,855        210,501
                                                   -----------    -----------
    Total operating expenses                           231,752        267,222
                                                   -----------    -----------

LOSS FROM OPERATIONS                                   (14,496)      (176,883)
                                                   -----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                                      (15,669)       (114233)
 Interest income                                             -         10,950
                                                   -----------    -----------
    Total other income (expense)                       (15,669)          (473)
                                                   -----------    -----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                            (30,165)      (177,356)

INCOME TAX EXPENSE                                           -              -
                                                   -----------    -----------

LOSS FROM CONTINUING OPERATIONS                        (30,165)      (177,356)

DISCONTINUED OPERATIONS                                      -        (22,283)
                                                   -----------    -----------

NET LOSS                                           $   (30,165)   $  (199,639)
                                                   ===========    ===========




LOSS PER SHARE AMOUNTS (Basic and Diluted):
Continuing operations                              $     (0.01)   $     (0.02)
Discontinued operations                            $        -     $        -
Total                                              $     (0.01)   $     (0.02)



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                  Three Months Ended March 31,
                                                         2001           2000
Cash flows from operating activities:
 Net loss                                          $   (30,165)   $  (199,639)
 Noncash adjustments:
 Depreciation and amortization                           2,506         20,869
 Changes in assets and liabilities                    (123,060)       (40,075)
                                                   -----------    -----------
    Net cash used by operating activities             (256,827)      (218,845)
                                                   -----------    -----------

Cash flows from investing activities:
 Advances made on note receivable                            -        (17,356)
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721                -       (444,937)
 Acquisition of property and equipment                  (5,717)        (3,916)
                                                   -----------    -----------
    Net cash provided (used) by investing
     Activities                                         (5,717)      (466,209)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors         73,000              -
 Repayment of debt                                      (5,484)        (4,044)
                                                   -----------    -----------
    Net cash provided (used) financing activities       67,516         (4,044)
                                                   -----------    -----------

Net decrease in cash and cash equivalents              (26,831)      (689,098)
Cash and cash equivalents, beginning of period          31,797        868,522
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     4,966    $   179,424
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.




                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

     The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. Accounting measurement at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. In 1998 and 1999, the Company liquidated most of its holdings in Eastern Europe. In June 200, the Company ceased the operations of American Distributing Company ("ADC"), a wholly owned subsidiary, as a beverage and food distribution company. The Company owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to Air Baltic Corporation SIA effective October 1, 1995, and BIA has not conducted any substantive business operations since that date.

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

     The Company has incurred operating losses since inception through March 31, 2001. At March 31, 2001, the Company had an accumulated deficit of $14,060,948 and current assets and current liabilities of $242,935 and $999,089, respectively, resulting in a working capital deficit of $756,154. Net cash used in operating activities was $88,630 in the three months ended March 31, 2001 and $218,845 in three months ended March 31, 2000. The Company currently has limited cash resources available and has obligations due or past due.

     Management believes that the Company will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2001. In May 2001, the Company received $632,796 as settlement of the receivables from AIRO Catering Services ("AIRO"). Additionally, management believes the Company has the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that the Company can continue to defer certain amounts payable by the Company that are either currently payable or past due. However, there can be no assurance the Company will be successful to meet its liquidity needs.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material effect on the consolidated financial statements. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have a significant impact on the Company's financial condition or results of operations.

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

NOTE 4 - DISCONTINUED OPERATIONS

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. At March 31, 2001, the Company has receivables from AIRO aggregating $832,718, which have been fully reserved.
The Company received about $632,796 as settlement of these receivables and recorded the amount as additional gain in May 2001. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. The net equity in losses from joint operations in 2000 has been included in discontinued operations.

     In June 2000, the Company ceased the operations of ADC. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ADC were:

                                            Three Months Ended
                                              March 31, 2000
Operating revenues                             $    46,733
Loss from operations                           $   (21,833)
Net loss                                       $   (22,283)

     At March 31, 2001, ADC had net liabilities of $27,819 that are included as the net liabilities of discontinued operations in the Company's consolidated financial statements.

NOTE 5 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For the three months ended March 31, 2001 and 2000, all stock warrants and options are considered anti-dilutive.

Supplemental disclosures for loss per share are as follows:


                                            Three Months Ended March 31,
                                               2001             2000
Basic and diluted
Net loss to be used to compute
 loss per share:
 Net loss                                  $   (30,165)     $  (199,639)
 Less preferred dividends                      (39,380)         (39,476)
                                            ----------       ----------
Net loss attributable to common
 shareholders                              $   (69,545)     $  (239,115)
                                            ==========       ==========

Weighted average number of shares:
 Average common shares outstanding           9,975,960        9,787,389
                                            ==========       ==========

Basic and diluted loss per common share    $     (0.01)     $     (0.02)
                                            ==========       ==========

NOTE 6 - SEGMENT INFORMATION

     Reportable segments are based on internal organizational structure and are comprised of Refrigerants, Catering, Airlines and Distribution. As a result of the acquisition of ARC in 2000, the Company added the segment of Refrigerants for the operations of ARC. Segment financial information is summarized as follows:

                                                                                Corporate
                                       Refrigerants    Airlines   Distribution  and Other       Total
First Quarter
2001
Revenues                               $   215,006   $     2,250   $       -   $         -   $   217,256
Income (loss) before income taxes and
 discontinued operations                    30,142         2,250           -       (62,557)      (30,165)
Discontinued operations                          -             -           -             -             -
Net income (loss)                           30,142         2,250           -       (62,557)      (30,165)


Total assets at end of period              340,297             -           -       942,423     1,282,720

2000
Revenues                               $    87,613   $     2,726   $       -   $         -   $    90,339
Income (loss) before income taxes and
 discontinued operations                   (62,403)        2,726           -      (117,679)     (177,356)
Discontinued operations                          -             -     (22,283)            -       (22,283)
Net income (loss)                          (62,403)        2,726     (22,283)     (117,679)     (199,639)


Total assets at end of period              256,772             -      39,659     1,136,429     1,432,860

     Total assets for corporate and other includes goodwill recorded in the purchase of ARC amounting to $793,913 and $802,456 at March 31, 2001 and 2000, respectively.



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

Quarter Ended March 31, 2001 and 2000

     For the quarter ended March 31, 2001, the Company had revenues of $217,256 compared with $90,339 for the quarter ended March 31, 2000. The increase is primarily due to the acquisition of ARC effective January 1, 2000. As a result of the purchase of ARC, the Company added the refrigerant management business to our operations. Management believes that the refrigerant revenue for the first quarter of 2000 was low due to the change in ownership of ARC in the first quarter.

     The Company's operating expenses for the quarter ended March 31, 2001 were $231,752 compared to $267,222 for the same quarter in 2000. The decrease is due to the Company's efforts to reduce the expenses of the operations of ARC.

     Interest expense increased to $15,669 in the first quarter of 2001 from $11,423 in 2000, reflecting the new debt from officers and directors of the Company.

     The Company had a net loss of $30,165 for the quarter ended March 31, 2001 compared to a net loss of $199,639 for the quarter ended March 31, 2000. This decrease is primarily due to improvement in the operations of ARC in the first quarter of 2001 as compared to the first quarter of 2000.

Liquidity and Capital Resources

     The Company had $4,966 in cash at March 31, 2001, compared to $31,797 at December 31, 2000.

     At March 31, 2001, the Company had working capital deficit of $756,154 as compared to $697,773 at December 31, 2000. The increase is due primarily to the increase in liabilities during the first quarter of 2001.

     Net cash used in operating activities for the three months ended March 31, 2001 was $88,630 as compared to $218,845 for the same period of 2000. Net cash used by investing activities was $5,717 for the three months ended March 31, 2001 compared to $466,209 for the three months ended March 31, 2000. The decrease is due to the purchase of ARC in 2000. Net cash provided by financing activities was $67,516 for the three months ended March 31, 2001 compared to net cash used of $4,044 for the three months ended March 31, 2000. Such increase in net cash provided by financing activities was primarily due to the new borrowings from officers and directors in 2001.

     The Company has incurred losses since inception through March 31, 2001. At March 31, 2001, the Company had an accumulated deficit of $14,060,948 and current assets and current liabilities of $242,935 and $999,089, respectively, resulting in a working capital deficit of $756,154. The Company currently has limited cash resources available and has obligations due or past due. In May 2001, the Company received $632,796 as settlement of the receivables from AIRO Catering Services ("AIRO").



                         BALTIC INTERNATIONAL USA, INC.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings, None

Item 2.  Changes in Securities, None

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                   (Registrant)


Date:  September 27, 2001               By:  /s/ Robert L. Knauss
     ----------------------                  ----------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  September 27, 2001               By:  /s/ David A. Grossman
     ----------------------                  ----------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary