Form 10QSB
period 2001-06-30
BALTIC INTERNATIONAL USA INC
filed 2001-10-26
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 2001.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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





                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
          June 30, 2001 and December 31, 2000                              3
         Condensed Statements of Operations -
          Three Months Ended June 30, 2001 and 2000
          and Six Months Ended June 30, 2001 and 2000                      4
         Condensed Statements of Cash Flows -
          Six Months Ended June 30, 2001 and 2000                          5
         Notes to Condensed Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Changes in Securities                                            12

Item 3 - Defaults on Senior Securities                                    12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13



                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Condensed Consolidated Balance Sheets


                                                      June 30,    December 31,
                                                        2001           2000

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $   352,927    $    31,797
 Accounts receivable                                    38,580         52,930
 Note receivable                                       100,000        100,000
 Inventory                                              46,883         19,611
 Prepaids and deposits                                  42,108         17,348
                                                   -----------    -----------
    Total current assets                               580,498        221,686

PROPERTY AND EQUIPMENT, net                            165,167        174,237
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS          23,610         23,610
GOODWILL, net                                          783,344        804,482
OTHER ASSETS                                            48,830         49,908
                                                   -----------    -----------
    Total assets                                   $ 1,601,449    $ 1,273,923
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   128,883    $   243,328
 Dividends payable                                     625,584        546,728
 Short-term debt, net                                   43,174        101,584
 Net liabilities of discontinued operations             27,819         27,819
                                                   -----------    -----------
    Total liabilities                                  825,460        919,459

LONG-TERM DEBT, net of current portion                 406,442        409,018
                                                   -----------    -----------
    Total liabilities                                1,231,902      1,328,477
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                              252,793        252,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,760 and 9,975,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,752,337
 Accumulated deficit                               (13,567,301)   (13,991,403)
 Treasury stock, at cost                              (804,574)      (804,573)
                                                   -----------    -----------
    Total shareholders' equity (deficit)               369,547        (54,554)
                                                   -----------    -----------
    Total liabilities and shareholders'
     equity (deficit)                              $ 1,601,449    $ 1,273,923
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                                   Three Months Ended June 30,       Six Months Ended June 30,
                                     2001             2000             2001           2000
REVENUES:
 Refrigerants                    $ 138,202        $ 374,643        $ 353,208      $ 462,256
 General sales agency revenue        2,250            3,114            4,500          5,840
                                   -------          -------          -------        -------
 Total operating revenues          140,452          377,757          357,708        468,096
                                   -------          -------          -------        -------
OPERATING EXPENSES:
 Cost of revenue                    75,300          215,050          167,197        271,771
 General and administrative        151,692          152,784          291,547        363,285
                                   -------          -------          -------        -------
 Total operating expenses          226,992          367,834          458,744        635,056
                                   -------          -------          -------        -------
INCOME (LOSS) FROM OPERATIONS      (86,540)           9,923         (101,036)      (166,960)
                                   -------          -------          -------        -------
OTHER INCOME (EXPENSE):
 Interest expense                  (13,716)         (11,250)         (29,385)       (22,673)
 Interest income                       583            3,475              583         14,425
 Other income (expense)            632,796                -          632,796              -
                                   -------          -------          -------        -------
 Total other income (expense)      619,663           (7,775)         603,994         (8,248)
                                   -------          -------          -------        -------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS       533,123            2,148          502,958       (175,208)

INCOME TAX EXPENSE                       -                -                -              -
                                   -------          -------          -------        -------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS             533,123            2,148          502,958       (175,208)

DISCONTINUED OPERATIONS                  -          (12,100)               -        (34,383)
                                   -------          -------          -------        -------

NET INCOME (LOSS)                $ 533,123       $   (9,952)      $  502,958     $ (209,591)
                                   =======          =======          =======        =======


PER SHARE AMOUNTS
Basic
Continuing operations              $  0.05          $ (0.01)         $  0.04        $ (0.03)
Discontinued operations            $    -           $    -           $    -         $    -
Total                              $  0.05          $ (0.01)         $  0.04        $ (0.03)

Diluted
Continuing operations              $  0.02          $ (0.01)         $  0.02        $ (0.03)
Discontinued operations            $    -           $    -           $    -         $    -
Total                              $  0.02          $ (0.01)         $  0.02        $ (0.03)



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                    Six Months Ended June 30,
                                                         2001           2000
Cash flows from operating activities:
 Net income (loss)                                 $   502,958    $  (209,591)
 Noncash adjustments:
  Gain on collection of receivables from AIRO         (632,796)             -
  Other                                                 36,801         33,237
  Changes in current assets and current liabilities   (151,049)       (68,037)
                                                   -----------    -----------
    Net cash used by operating activities             (244,086)      (244,391)
                                                   -----------    -----------

Cash flows from investing activities:
 Collection of receivables from AIRO                   632,796              -
 Advances made on note receivable                            -        (19,953)
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721                -       (477,437)
 Acquisition of property and equipment                  (6,593)        (3,916)
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                        626,203       (501,306)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors         73,000              -
 Repayment of debt                                    (133,986)        (8,162)
 Purchase of treasury stock                                 (1)             -
                                                   -----------    -----------
    Net cash used by financing activities              (60,987)        (8,162)
                                                   -----------    -----------

Net decrease in cash and cash equivalents              321,130       (753,859)
Cash and cash equivalents, beginning of period          31,797        868,522
                                                   -----------    -----------
Cash and cash equivalents, end of period           $   352,927    $   114,663
                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.




                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended June 30, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

NOTE 2 - OPERATIONS AND FINANCIAL CONDITION

     The Company was organized to identify, form and participate in aviation-related and other business ventures in Eastern Europe. In 1998 and 1999, the Company liquidated most of its holdings in Eastern Europe. In June 2000, the Company ceased the operations of American Distributing Company ("ADC"), a wholly owned subsidiary, as a beverage and food distribution company. The Company owns 89% of Baltic International Airlines ("BIA"), a joint venture registered in the Republic of Latvia. The routes and passenger service operations of BIA were transferred to Air Baltic Corporation SIA effective October 1, 1995, and BIA has not conducted any substantive business operations since that date.

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

     The Company had incurred operating losses since inception through June 30, 2001. At June 30, 2001, the Company had an accumulated deficit of $13,567,301 and current assets and current liabilities of $580,498 and $825,460, respectively, resulting in a working capital deficit of $244,962. Net cash used in operating activities was $244,086 in the six months ended June 30, 2001 and $244,391 in six months ended June 30, 2000. The Company currently has limited cash resources available and has obligations due or past due.

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

     In June 2000, the Company ceased the operations of ADC. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ADC were:

                                         Three Months Ended     Six Months Ended
                                           June 31, 2000         June 30, 2000
Operating revenues                          $     4,306           $    51,039
Loss from operations                        $    (5,204)          $   (27,037)
Net loss                                    $   (12,100)          $   (34,383)

     At June 30, 2001, ADC had net liabilities of $27,819 that are included as the net liabilities of discontinued operations in the Company's consolidated financial statements.

NOTE 5 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For the periods ended June 30, 2001 and 2000, all stock warrants and options are considered anti-dilutive. The Company's Series B Convertible Redeemable Preferred Stock is considered dilutive for the periods ended June 30, 2001. Supplemental disclosures for loss per share are as follows:

                                   Three Months Ended June 30,       Six Months Ended June 30,
                                     2001             2000             2001           2000
Net income (loss) to be
 used to compute loss
 per share:
 Net income (loss)                $   533,123     $    (9,952)     $   502,958    $  (209,591)
 Less preferred dividends             (39,476)        (39,476)         (78,856)       (78,952)
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - basic             $   493,647     $   (49,428)     $   424,102    $  (288,543)
 Plus preferred dividends
  available to Series B
  preferred shareholders                8,726               -           17,356              -
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - diluted           $   502,373     $   (49,428)     $   441,458    $  (288,543)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares:
 Average common
  shares outstanding - basic        9,975,824       9,975,960        9,975,891      9,881,674
 Plus incremental shares from
  assumed conversion of Series B
  preferred stock                  13,082,025               -       13,082,025              -
                                   ----------      ----------       ----------     ----------
 Average common shares - diluted   23,057,849       9,975,960       23,057,916      9,881,674
                                   ==========      ==========       ==========     ==========


Basic income (loss) per
 common share                     $      0.05     $     (0.01)     $      0.04    $     (0.03)
                                   ==========      ==========       ==========     ==========
Diluted income (loss)
 per common share                 $      0.02     $     (0.01)     $      0.02    $     (0.03)
                                   ==========      ==========       ==========     ==========

NOTE 6 - SEGMENT INFORMATION

     Reportable segments are based on internal organizational structure and are comprised of Refrigerants, Airlines and Distribution. Segment financial information is summarized as follows:

                                                                                Corporate
                                       Refrigerants    Airlines   Distribution  and Other       Total
Second Quarter
2001
Revenues                               $   138,202   $     2,250   $       -   $         -   $   140,452
Income (loss) before income taxes and
 discontinued operations                   (20,639)        2,250           -       551,512       533,123
Discontinued operations                          -             -           -             -             -
Net income (loss)                          (20,639)        2,250           -       551,512       533,123


2000
Revenues                               $   374,643   $     3,114   $       -   $         -   $   377,757
Income (loss) before income taxes and
 discontinued operations                    60,891         3,114           -       (61,857)        2,148
Discontinued operations                          -             -     (12,100)            -       (12,100)
Net income (loss)                           60,891         3,114     (12,100)      (61,857)       (9,952)



First Six Months
2001
Revenues                               $   353,208   $     4,500   $       -   $         -   $   357,708
Income (loss) before income taxes and
 discontinued operations                    16,331         4,500           -       482,127       502,958
Discontinued operations                          -             -           -             -             -
Net income (loss)                           16,331         4,500           -       482 127       502,958


Total assets at end of period              322,096             -           -     1,279,353     1,601,449

2000
Revenues                               $   462,256   $     5,840   $       -   $         -   $   468,096
Income (loss) before income taxes and
 discontinued operations                    (1,512)        5,840           -      (179,536)     (175,208)
Discontinued operations                          -             -     (34,383)            -       (34,383)
Net income (loss)                           (1,512)        5,840     (34,383)     (179,536)     (209,591)


Total assets at end of period              428,507             -      39,659       996,562     1,425,069

     Total assets for corporate and other includes goodwill recorded in the purchase of ARC amounting to $783,344 and $824,386 at June 31, 2001 and 2000, respectively.



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

Quarter Ended June 30, 2001 and 2000

     For the quarter ended June 30, 2001, the Company had revenues of $140,452 compared with $377,757 for the quarter ended June 30, 2000. The decrease is due to a decrease in the refrigerant service business for ARC.

     The Company's operating expenses for the quarter ended June 30, 2001 were $226,992 compared to $367,834 for the same quarter in 2000. The decrease is primarily due to the decrease in revenue during the quarter as compared to the prior year. Additionally, the Company has reduced the expenses of the operations of ARC.

     Interest expense increased to $13,716 in the second quarter of 2001 from $11,250 in 2000, reflecting the additional debt of the Company resulting from borrowings from officers and directors.

     The Company had a net income of $533,123 for the three months ended June 30, 2001 compared to a net loss of $9,952 for the same period in 2000. This change is the result of the gain of $632,796 recorded from the collection of the receivables from AIRO in May 2001.

Six Months Ended June 30, 2001 and 2000

     For the six months ended June 30, 2001, the Company had revenues of $357,708 compared with $468,096 for the six months ended June 30, 2000. This decrease is due to the factors that affected the second quarter results discussed above.

     The Company's operating expenses for the six months ended June 30, 2001 were $458,744 compared to $635,056 for 2000. Year-to-date operating expenses were impacted by the same factors that affected the second quarter results.

     The Company had a net income of $502,958 for the six months ended June 30, 2001 compared to a net loss of $209,591 for the six months ended June 30, 2000. This change is the result of the gain of $632,796 recorded from the collection of the receivables from AIRO in May 2001.

Liquidity and Capital Resources

     The Company had $352,927 in cash at June 30, 2001, compared to $31,797 at December 31, 2000. This increase is the result of the receivables collected from AIRO in May 2001.

     At June 30, 2001, the Company had working capital deficit of $244,962 as compared to $697,773 at December 31, 2000. The decrease in the working capital is due primarily to the cash received from AIRO.

     Net cash used in operating activities for the six months ended June 30, 2001 was $244,086 as compared to $244,391 for the same period of 2000. Net cash provided by investing activities was $626,203 for the six months ended June 30, 2001 compared to net cash used of $501,306 for the six months ended June 30, 2000. The increase in net cash provided by investing activities is due to collection of the receivables to AIRO. Net cash used by financing activities was $60,987 for the six months ended June 30, 2001 compared to $8,162 for the six months ended June 30, 2000. Such increase was primarily due to the repayment of the note payables to officers and directors in 2001.

     The Company had incurred operating losses since inception through June 30, 2001. At June 30, 2001, the Company had an accumulated deficit of $13,567,301 and current assets and current liabilities of $580,498 and $825,460, respectively, resulting in a working capital deficit of $244,962. The Company currently has limited cash resources available and has obligations due or past due.



                         BALTIC INTERNATIONAL USA, INC.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings, None

Item 2.  Changes in Securities, None

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) The Company filed a Current Report on Form 8-K dated May 23, 2001 pursuant to which the Company received $632,796 from AIRO for settlement of outstanding receivables.

              The Company filed a Current Report on Form 8-K dated May 25, 2001 pursuant to which the Company changed its accountants. The Company engaged Mann Frankfort Stein & Lipp CPA's, L.L.P. for the audit of the 2000 financial statements. The Company had Arthur Andersen LLP as its accountants previously.



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