Form 10QSB
period 2001-09-30
BALTIC INTERNATIONAL USA INC
filed 2001-11-20
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 2001.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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





                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Condensed Balance Sheets -
          September 30, 2001 and December 31, 2000                         3
         Condensed Statements of Operations -
          Three Months Ended September 30, 2001 and 2000
          and Nine Months Ended September 30, 2001 and 2000                4
         Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 2001 and 2000                    5
         Notes to Condensed Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Changes in Securities                                            12

Item 3 - Defaults on Senior Securities                                    12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13



                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Condensed Consolidated Balance Sheets


                                                  September 30,    December 31,
                                                        2001           2000

                                                   (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $   234,170    $    31,797
 Accounts receivable                                    28,774         52,930
 Notes receivable                                      150,000        100,000
 Inventory                                              89,977         19,611
 Prepaids and deposits                                  37,445         17,348
                                                   -----------    -----------
    Total current assets                               540,366        221,686

PROPERTY AND EQUIPMENT, net                            157,188        174,237
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS          23,610         23,610
GOODWILL, net                                          772,775        804,482
OTHER ASSETS                                            48,830         49,908
                                                   -----------    -----------
    Total assets                                   $ 1,542,769    $ 1,273,923
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   122,949    $   243,328
 Dividends payable                                     665,156        546,728
 Short-term debt, net                                   39,688        101,584
 Net liabilities of discontinued operations             27,819         27,819
                                                   -----------    -----------
    Total liabilities                                  855,612        919,459

LONG-TERM DEBT, net of current portion                 405,153        409,018
                                                   -----------    -----------
    Total liabilities                                1,260,765      1,328,477
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Warrants                                              252,793        252,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,760 and 9,975,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,752,337
 Accumulated deficit                               (13,654,844)   (13,991,403)
 Treasury stock, at cost                              (804,574)      (804,573)
                                                   -----------    -----------
    Total shareholders' equity (deficit)               282,004        (54,554)
                                                   -----------    -----------
    Total liabilities and shareholders'
     equity (deficit)                              $ 1,542,769    $ 1,273,923
                                                   ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                        BALTIC INTERNATIONAL USA, INC.
             Condensed Consolidated Statements of Operations
                                (unaudited)



                               Three Months Ended September 30,   Nine Months Ended September 30,
                                     2001             2000             2001           2000
REVENUES:
 Refrigerants                    $ 201,546        $ 250,242        $ 554,754      $  712,498
 General sales agency revenue        2,250            2,324            6,750           8,164
                                   -------          -------          -------       ---------
 Total operating revenues          203,796          252,566          561,504         720,662
                                   -------          -------          -------       ---------
OPERATING EXPENSES:
 Cost of revenue                   108,403          241,394          275,600         513,165
 General and administrative        135,116          156,601          426,663         519,886
                                   -------          -------          -------       ---------
 Total operating expenses          243,519          397,995          702,263       1,033,051
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM OPERATIONS      (39,723)        (145,429)        (140,759)       (312,389)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                  (11,105)         (14,871)         (40,490)        (37,544)
 Interest income                     2,857            2,747            3,440          17,172
 Other income (expense)                  -                -          632,796               -
                                   -------          -------          -------       ---------
 Total other income (expense)       (8,248)         (12,124)         595,746         (20,372)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS       (47,971)        (157,553)         454,987        (332,761)

INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS             (47,971)        (157,553)         454,987        (332,761)

DISCONTINUED OPERATIONS                  -                -                -         (34,383)
                                   -------          -------          -------       ---------

NET INCOME (LOSS)                $ (47,971)       $(157,553)      $  454,987      $ (367,144)
                                   =======          =======          =======       =========


PER SHARE AMOUNTS
Basic
Continuing operations              $ (0.01)         $ (0.02)         $  0.03         $ (0.05)
Discontinued operations            $    -           $    -           $    -          $  0.00
Total                              $ (0.01)         $ (0.02)         $  0.03         $ (0.05)

Diluted
Continuing operations              $ (0.01)         $ (0.02)         $  0.02         $ (0.05)
Discontinued operations            $    -           $    -           $    -          $  0.00
Total                              $ (0.01)         $ (0.02)         $  0.02         $ (0.05)



See accompanying notes to condensed consolidated financial statements.



                         BALTIC INTERNATIONAL USA, INC.
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)


                                                 Nine Months Ended September 30,
                                                         2001           2000
Cash flows from operating activities:
 Net income (loss)                                 $   454,987    $  (367,144)
 Noncash adjustments:
  Gain on collection of receivables from AIRO         (632,796)             -
  Other                                                 55,349         54,866
  Changes in current assets and current liabilities   (185,608)       (39,756)
                                                   -----------    -----------
    Net cash used by operating activities             (308,068)      (352,034)
                                                   -----------    -----------

Cash flows from investing activities:
 Collection of receivables from AIRO                   632,796              -
 Advances made on notes receivable                     (50,000)       (20,392)
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721                -       (477,437)
 Acquisition of property and equipment                  (6,593)        (8,916)
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                        576,203       (506,745)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors         73,000        117,060
 Repayment of debt                                    (138,761)       (84,533)
 Purchase of treasury stock                                 (1)             -
                                                   -----------    -----------
    Net cash used by financing activities              (65,762)        32,527
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                           202,373       (826,252)
Cash and cash equivalents, beginning of period          31,797        868,522
                                                   -----------    -----------
Cash and cash equivalents, end of period           $   234,170    $    42,270
                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.




                         BALTIC INTERNATIONAL USA, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Baltic International USA, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended September 30, 2001 and 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these consolidated statements are of a normal recurring nature.

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

     In February 2000, the Company purchased Advanced Reclamation Company ("ARC") from the Nicol Family Partnership for $400,000 in cash, a total of 500,000 common shares of the Company, a note payable to seller of an additional $400,000 and an earnout agreement. The note payable matures on January 1, 2005, has an interest rate of 10% with interest due quarterly and is collateralized by the fixed assets of ARC. The note payable has a prepayment provision such that prepayments of principal are to be made equal to the ARC's annual pretax profits in excess of $225,000. However, the prepayments are not to exceed $120,000 for any year. The earnout agreement provides for an equal split of ARC's annual pretax profits in excess of $225,000 between the Company and the Nicol Family Partnership for a period of three years ending December 31, 2002. The Company recorded goodwill of $845,113 related to the purchase of ARC. Goodwill is currently being amortized over 20 years.

     The Company had incurred operating losses since inception through September 30, 2001. At September 30, 2001, the Company had an accumulated deficit of $13,654,844 and current assets and current liabilities of $540,366 and $855,612, respectively, resulting in a working capital deficit of $315,246. Net cash used in operating activities was $308,068 in the nine months ended September 30, 2001 and $352,034 in nine months ended September 30, 2000. The Company currently has limited cash resources available and has obligations due or past due.

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

     In November 2001, the Company entered into an agreement and merger plan with LynkTel, Inc. ("LynkTel"). Under the terms of the agreement, the Company will acquire all of the stock of LynkTel in exchange for Company common stock which will result in the Company's shareholders maintaining approximately 20% of the combined company and LynkTel's shareholders owning approximately 80% of the combined company prior to additional financing. The additional financing is to be agreeable to both the Company and LynkTel with a minimum of $4 million raised prior to completing the merger. As part of the merger, the combined company will also effect a reverse stock split. The merger is subject to the shareholder approval of both the Company and LynkTel. During the three months ended September 30, 2001, the Company loaned $50,000 to LynkTel. An officer and director of the Company is also an officer of LynkTel.

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

NOTE 4 - DISCONTINUED OPERATIONS

     In July 1999, the Company sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in exchange for an aggregate of 6,250,000 shares of the Company's common stock, warrants to purchase 6,250,000 shares of the Company's common stock and $250,000 in cash. In October 1999, the Company sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. The Company recognized a gain of $1,457,059 on these sales. The Company had receivables from AIRO aggregating $840,855, which have been fully reserved. The Company received $632,796 as settlement of these receivables and recorded the amount as additional gain in May 2001. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. The net equity in losses from joint operations in 1999 has been included in discontinued operations.

     In June 2000, the Company ceased the operations of ADC. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ADC were:

                                        Three Months Ended    Nine Months Ended
                                        September 30, 2000    September 30, 2000
Operating revenues                          $         -           $    51,039
Loss from operations                        $         -           $   (27,037)
Net loss                                    $         -           $   (34,383)

     At September 30, 2001, ADC had net liabilities of $27,819 that are included as the net liabilities of discontinued operations in the Company's consolidated financial statements.

NOTE 5 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and the Company had earnings for the period. For the periods ended September 30, 2001 and 2000, all stock warrants and options are considered anti-dilutive. The Company's Series B Convertible Redeemable Preferred Stock is considered dilutive for the nine months ended September 30, 2001. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                     2001             2000             2001           2000
Net income (loss) to be
 used to compute loss
 per share:
 Net income (loss)                $   (47,971)     $ (157,533)     $   454,987    $  (367,144)
 Less preferred dividends             (39,572)        (39,572)        (118,428)      (118,524)
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - basic             $   (87,543)    $  (197,125)     $   336,559    $  (485,668)
 Plus preferred dividends
  available to Series B
  preferred shareholders                    -               -           26,178              -
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - diluted           $   (87,543)    $  (197,125)     $   362,737    $  (485,558)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares:
 Average common
  shares outstanding - basic        9,975,760       9,975,960        9,975,847      9,913,332
 Plus incremental shares from
  assumed conversion of Series B
  preferred stock                           -               -       13,297,193              -
                                   ----------      ----------       ----------     ----------
 Average common shares - diluted    9,975,760       9,975,960       23,273,040      9,913,332
                                   ==========      ==========       ==========     ==========


Basic income (loss) per
 common share                     $     (0.01)    $     (0.02)     $      0.03    $     (0.05)
                                   ==========      ==========       ==========     ==========
Diluted income (loss)
 per common share                 $     (0.01)    $     (0.02)     $      0.02    $     (0.05)
                                   ==========      ==========       ==========     ==========

NOTE 6 - SEGMENT INFORMATION

     Reportable segments are based on internal organizational structure and are comprised of Refrigerants, Airlines and Distribution. Segment financial information is summarized as follows:

                                                                                Corporate
                                       Refrigerants    Airlines   Distribution  and Other       Total
Third Quarter
2001
Revenues                               $   201,546   $     2,250   $       -   $         -   $   203,796
Income (loss) before income taxes and
 discontinued operations                     9,533         2,250           -       (59,754)      (47,971)
Discontinued operations                          -             -           -             -             -
Net income (loss)                            9,533         2,250           -       (59,754)      (47,971)


2000
Revenues                               $   250,242   $     2,324   $       -   $         -   $   252,566
Income (loss) before income taxes and
 discontinued operations                  (110,027)        2,324           -       (49,850)     (157,553)
Discontinued operations                          -             -           -             -             -
Net income (loss)                         (110,027)        2,324           -       (49,850)     (157,553)



First Nine Months
2001
Revenues                               $   554,754   $     6,750   $       -   $         -   $   561,504
Income (loss) before income taxes and
 discontinued operations                    31,851         6,750           -       416,386       454,987
Discontinued operations                          -             -           -             -             -
Net income (loss)                           31,851         6,750           -       416 386       454,987


Total assets at end of period              339,121             -           -     1,203,648     1,542,769

2000
Revenues                               $   712,498   $     8,164   $       -   $         -   $   720,662
Income (loss) before income taxes and
 discontinued operations                  (111,539)        8,164           -      (229,386)     (332,761)
Discontinued operations                          -             -     (34,383)            -       (34,383)
Net income (loss)                         (111,539)        8,164     (34,383)     (229,386)     (367,144)


Total assets at end of period              287,846             -           -     1,009,994     1,297,840

     Total assets for corporate and other includes goodwill recorded in the purchase of ARC amounting to $772,775 and $814,640 at September 30, 2001 and 2000, respectively.



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

Quarters Ended September 30, 2001 and 2000

     For the quarter ended September 30, 2001, the Company had revenues of $203,796 compared with $252,566 for the quarter ended September 30, 2000. The decrease is due to a decrease in the refrigerant service business for ARC.

     The Company's operating expenses for the quarter ended September 30, 2001 were $243,519 compared to $397,995 for the same quarter in 2000. The decrease is primarily due to the decrease in revenue during the quarter as compared to the prior year. Additionally, the Company has reduced the expenses of the operations of ARC.

     Interest expense decreased to $11,105 in the third quarter of 2001 from $14,871 in 2000, reflecting the repayment of debt by the Company during 2001.

     The Company had a net loss of $47,971 for the three months ended September 30, 2001 compared to a net loss of $157,553 for the same period in 2000. This decrease is the result of ARC's revenues coming from higher margin activities and the decrease in the Copmany's operating expenses.

Nine Months Ended September 30, 2001 and 2000

     For the nine months ended September 30, 2001, the Company had revenues of $561,504 compared with $720,662 for the nine months ended September 30, 2000. This decrease is due to the factors that affected the third quarter results discussed above.

     The Company's operating expenses for the nine months ended September 30, 2001 were $702,263 compared to $1,033,051 for 2000. Year-to-date operating expenses were impacted by the same factors that affected the third quarter results.

     The Company had a net income of $454,987 for the nine months ended September 30, 2001 compared to a net loss of $367,144 for the nine months ended September 30, 2000. This change is primarily the result of the gain of $632,796 recorded from the collection of the receivables from AIRO in May 2001.

Liquidity and Capital Resources

     The Company had $234,170 in cash at September 30, 2001, compared to $31,797 at December 31, 2000. This increase is the result of the receivables collected from AIRO in May 2001.

     At September 30, 2001, the Company had working capital deficit of $315,246 as compared to $697,773 at December 31, 2000. The decrease in the working capital deficit is due primarily to the cash received from AIRO.

     Net cash used in operating activities for the nine months ended
September 30, 2001 was $308,068 as compared to $352,034 for the same period of 2000. Net cash provided by investing activities was $576,203 for the nine months ended September 30, 2001 compared to net cash used of $506,745 for the nine months ended September 30, 2000. The increase in net cash provided by investing activities is due to collection of the receivables to AIRO. Net cash used by financing activities was $65,762 for the nine months ended
September 30, 2001 compared to $32,527 for the nine months ended September 30, 2000. Such increase was primarily due to the repayment of the note payables to officers and directors in 2001.

     The Company had incurred operating losses since inception through September 30, 2001. At September 30, 2001, the Company had an accumulated deficit of $13,654,844 and current assets and current liabilities of $540,366 and $855,612, respectively, resulting in a working capital deficit of $315,246. The Company currently has limited cash resources available and has obligations due or past due.

     In November 2001, the Company entered into an agreement and merger plan with LynkTel, Inc. ("LynkTel"). Under the terms of the agreement, the Company will acquire all of the stock of LynkTel in exchange for Company common stock which will result in the Company's shareholders maintaining approximately 20% of the combined company and LynkTel's shareholders owning approximately 80% of the combined company prior to additional financing. The additional financing is to be agreeable to both the Company and LynkTel with a minimum of $4 million raised prior to completing the merger. As part of the merger, the combined company will also effect a reverse stock split. The merger is subject to the shareholder approval of both the Company and LynkTel. During the three months ended September 30, 2001, the Company loaned $50,000 to LynkTel. An officer and director of the Company is also an officer of LynkTel.



                         BALTIC INTERNATIONAL USA, INC.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings, None

Item 2.  Changes in Securities, None

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits, None

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.



                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                  (Registrant)


Date:  November 15, 2001                By:  /s/ Robert L. Knauss
     ----------------------                  ----------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  November 15, 2001                By:  /s/ David A. Grossman
     ----------------------                  ----------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary