Form 10KSB
period 2001-12-31
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2001

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

                          2925 Briarpark Dr., Suite 930
                               Houston, Texas 77042
           (Address of principal executive offices, including zip code)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

     Issuer's revenues for the year ended December 31, 2001 were $6,750.

     The issuer's common stock has had limited trading volume. The aggregate market value was $39,035 as of February 28, 2007 for stock held by non-affiliates, based on the last trading price.

     As of February 28, 2007, there were 10,975,760 shares of common stock outstanding.


     Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]


                                TABLE OF CONTENTS
                                                                           Page

PART I
     Item 1.   Description of Business                                       3

     Item 2.   Description of Property                                       5

     Item 3.   Legal Proceedings                                             5

     Item 4.   Submission of Matters to a Vote of Security Holders           5


PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters      6

     Item 6.   Management's Discussion and Analysis or Plan of Operation     6

     Item 7.   Financial Statements                                         12

     Item 8.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                        12

     Item 8A.  Controls and Procedures                                      12

     Item 8B.  Other Information                                            12


PART III
     Item 9.   Directors and Executive Officers of the Registrant           13

     Item 10.  Executive Compensation                                       14

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management                                                 15

     Item 12.  Certain Relationships and Related Transactions               16

     Item 13.  Exhibits                                                     17

SIGNATURES



This 10-KSB together with those of the years 2002 through 2006 are intended to bring our required filings up to date. The financial information contained herein relates to the specific year of the required filing, but most of the textual information is based on the now current factual information.


PART I

Item 1.  DESCRIPTION OF BUSINESS

     Baltic International USA, Inc. ("BIUSA") is a Texas corporation that has provided capital, management, and technical services to start-up and established private companies. In most instances, we are directly involved in management, and in all instances assists in allocation of capital either directly from us or through the investment of third parties. BIUSA has not taken significant profits or management fees from these investments.

     During 1999, we decided to sell most of our business interests in Eastern Europe and to focus on utilizing our assets to achieve profitability by acquiring business operations based in the United States. We have limited cash resources available for investment purposes.

Advanced Reclamation Company

     In February 2000, we purchased the units of Advanced Reclamation Company, L.L.C. ("ARC") from the Nicol Family Partnership. We purchased all of the units of ARC for cash of $400,000, a total of 500,000 common shares, a note payable to seller of an additional $400,000 and an earnout agreement. ARC is a complete refrigerant management company. ARC provides a full range of refrigerant services including, but not limited to, recovery, reclamation, and the sale of new or reclaimed refrigerants. In March 2003, we transferred substantially all of the assets of ARC to an affiliate of the Nicol Family Partnership ("NFP") in exchange for the release of all claims and liabilities from Baltic and ARC to NFP. The affiliate of NFP also assumed certain liabilities of ARC. We issued 1,000,000 shares of common stock in connection with this transaction.

Competition

     Our business ventures face competition from other companies and individuals. Businesses that we may operate in the future will compete with other entities, many of which may have greater financial, marketing and technical resources.

Current Status As A Blank Check Shell Company

     Since March 2003, after we transferred substantially all of the assets of ARC to an affiliate of the NFP, we have been classified as a "shell company". Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Securities Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets."

     We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     The analysis of new business opportunities has and will be undertaken by or under the supervision of our executive officers. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

     (f)  The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h)  Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form Of Acquisition

     The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

     It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. This could result in substantial additional dilution to the equity of those who were our shareholders prior to such reorganization. Our present shareholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by shareholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by shareholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Employees

     We currently employ no persons on a full-time basis and two persons on a part-time basis. We have in the past, and will continue in the future, to employ independent contractors and to make extensive use of our outside directors and others as consultants. None of our employees and our subsidiaries and joint operations are represented by a labor organization.

Item 2.  DESCRIPTION OF PROPERTY

     Our corporate office is currently at the offices of our chief financial officer in Houston, Texas.

Item 3.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceeding by or about us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2001 and 2000:

                            2001                       2000
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.200       $0.065        $0.234         $0.125
Second Quarter       0.150        0.010         0.219          0.125
Third Quarter        0.140        0.001         0.203          0.094
Fourth Quarter       0.150        0.050         0.156          0.063

     On February 28, 2007, the last sales price for the common stock was $0.005, and we believe there were approximately 1,000 beneficial holders of our common stock.

     We have not paid, and do not currently intend to pay, cash dividends on our common stock. The current policy of our Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of our business. Such policy will be reviewed by our Board of Directors from time to time in light of, among other things, our earnings and financial position.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussions contain forward-looking information. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility of events may occur which limit our ability to maintain or improve our operating results or execute our primary growth strategy. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

CURRENT PLAN OF OPERATIONS

     Our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash on hand and through funds from financing to be obtained.

     During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition.

     We believe we will be able to meet these costs with our current cash on hand and additional amounts, as necessary, to be loaned to or invested in us by our stockholders or other investors.

     We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.
In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

     We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

     At December 31, 2001 we had a working capital deficit of $574,905 compared to working capital deficit of $625,109 at December 31, 2000. The decrease in the working capital deficit is due primarily to collection of advances from AIRO partially offset by the increase in dividends payable. We had shareholders' deficit of $828,838 at December 31, 2001.

     Net cash used by operating activities was $457,149 for 2001, compared to $385,540 for 2000. Net cash provided by investing activities was $593,460 for 2001, compared to net cash used of $513,754 for 2000. The increase in cash provided by investing activities was attributable to the collections from AIRO of $632,796 for prior advances. Net cash used in financing activities was $69,341 for 2001, compared to net cash provided of $31,045 for 2000 due to the borrowing of $50,000 in 2000 and repayment of the debt in 2001.

     In 2000, we issued 520,000 shares of treasury stock as part of the purchase of ARC.

     We have incurred operating losses from inception through December 31, 2001. We incurred operating losses of $1,161,674 in 2001 and $252,345 in 2000. At December 31, 2001, we had an accumulated deficit of $14,765,686.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. In May 2001, we received about $633,000 in cash for settlement of the receivables from AIRO. During 2001 and 2000, we borrowed an aggregate principal amount of $37,000 and $122,060, respectively, as bridge financing from our officers and directors. In connection with these borrowings, we issued warrants to purchase 3,700 and 12,206 shares of common stock, respectively, at exercise prices of $0.0625 to $0.15625 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2001, we had cash of $67,243. We have limited cash resources available and have obligations due and past due.

Critical Accounting Policies

     Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Risk Factors

     Our business is subject to numerous risk factors, including the following:

WE HAVE MINIMAL ASSETS AND HAVE HAD NO OPERATIONS AND GENERATED NO REVENUES FOR APPROXIMATELY THE LAST THREE YEARS.

     We have had no operations nor any revenues or earnings from operations since March 2003. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

     Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our shareholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our shareholders.

THE NATURE OF OUR PROPOSED OPERATIONS IS HIGHLY SPECULATIVE.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

THE COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS IS GREAT.

     We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IT WILL BE IMPRACTICABLE FOR US TO CONDUCT AN EXHAUSTIVE INVESTIGATION PRIOR TO ANY BUSINESS COMBINATION, WHICH MAY LEAD TO A FAILURE TO MEET OUR FIDUCIARY OBLIGATIONS TO OUR SHAREHOLDERS.

     Our limited funds and the fact that we only have two part-time officers will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable.
We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our shareholders due to the impracticability of completing thorough due diligence of a target company. By our failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other shareholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

WE HAVE NO CURRENT AGREEMENTS IN PLACE FOR A BUSINESS COMBINATION OR OTHER TRANSACTION, AND WE CURRENTLY HAVE NO STANDARDS FOR POTENTIAL BUSINESS COMBINATIONS.

     We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR TWO OFFICERS, WHO MAY ONLY HAVE A LIMITED AMOUNT OF TIME AVAILABLE TO CONCENTRATE US.

     While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our officers have not entered into a written employment agreement with us and they are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers. Notwithstanding the combined limited experience and time commitment of management, loss of the services of our officers would adversely affect development of our business and likelihood of continuing operations.

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $14,765,686 as of December 31, 2001. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE NOT CONDUCTED ANY MARKET RESEARCH REGARDING ANY POTENTIAL BUSINESS COMBINATIONS.

     We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

WE DO NOT PLAN TO DIVERSIFY OUR OPERATIONS IN THE EVENT OF A BUSINESS
COMBINATION.

     Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

ANY BUSINESS COMBINATION WILL LIKELY RESULT IN A CHANGE IN CONTROL AND IN OUR MANAGEMENT.

     A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION.

     Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

FEDERAL AND STATE TAXATION RULES COULD ADVERSELY EFFECT ANY BUSINESS COMBINATION WE MAY UNDERTAKE.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

WE MAY BE FORCED TO RELY ON UNAUDITED FINANCIAL STATEMENTS IN CONNECTION WITH ANY BUSINESS COMBINATION.

     We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

     Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

     We have had no revenues from operations for approximately the past three years. We have had no operations for approximately the past two years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

     Our Certificate of Incorporation authorizes the issuance of a maximum of 40,000,000 shares of common stock and a maximum of 500,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing shareholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without shareholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our shareholders will occur and the rights of the holders of common stock might be materially adversely affected

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

     Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, or another over-the-counter quotation system," where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination. Additionally, there can be no assurances that we will be able to obtain listing on the OTC Bulletin Board, which failure could cause our common stock become worthless.

WE HAVE PREFERRED STOCK AUTHORIZED, WHICH PREFERRED STOCK MAY BE ISSUED BY OUR BOARD OF DIRECTORS WITHOUT FURTHER SHAREHOLDER APPROVAL AND WHICH MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

     Our Certificate of Incorporation authorizes the issuance of up to 500,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 7.  FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We changed our accountants for 2000. We engaged Mann Frankfort Stein & Lipp CPA's, L.L.P. for the audit of the 2000 financial statements. We had Arthur Andersen LLP as our accountants previously. There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to allocate sufficient resources to our accounting function to timely file our 2001-2005 annual reports and 2006 quarterly reports.

(b) Changes in internal control over financial reporting. Moving forward, our current management intends to allocate sufficient resources to bring us current in our reporting obligations with the Commission and to timely file our periodic and current reports with the Commission. Additionally, as our current management has significant experience with publicly reporting companies, we believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.

Item 8B.  OTHER INFORMATION.

       None.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table gives certain information with respect to our executive officers and directors:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (3)     76     Chairman of the Board and Chief Executive
                                      Officer, Director
     David A. Grossman        43     Chief Financial Officer, Corporate
                                      Secretary and Director
     Paul R. Gregory (1)(2)   66     Director
     Juris Padegs (1)(2)(3)   75     Director
     Ted Reynolds (1)(2)      76     Director
___________________________
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating Committee.

     Mr. Knauss has served as Chairman of the Board since our inception in March 1991, and as Chief Executive Officer since January 1994. Mr. Knauss currently serves as an Independent Director on the Boards of the Equus Total Return Inc., The Mexico Fund, XO Holdings, and Westpoint International. He previously served as Chairman of Philip Services Corporation from 1998 to 2000, and from 2002 to 2003, and as a Director of Seitel Inc. from June 2002 to June 2004. Mr. Knauss also previously served as the Dean of the University of Houston Law Center, and of the Vanderbilt University Law School. Mr. Knauss holds a JD from the University of Michigan, and BA from Harvard College.

     Mr. Grossman has served as chief financial officer since September 1997 and as corporate secretary since December 1996. He served as president from November 1998 until May 2000 when he resigned as a full-time employee of BIUSA. He served as comptroller from November 1995 until September 1997. Mr. Grossman was chief financial officer of LynkTel, Inc. from May 2000 to January 2003. From February 2003 to January 2005, he served as operations controller of BHP Billiton. He has been an audit partner of Malone & Bailey, PC since January 2005. Prior to joining BIUSA, he was an audit senior manager for Deloitte & Touche LLP. Mr. Grossman is a certified public accountant and graduated from Indiana University in 1985 with a BS degree in accounting.

     Dr. Gregory served as our treasurer, on a part-time basis, since our inception in March 1991 until August 1995. Dr. Gregory is the Cullen Professor of Economics and Finance at the University of Houston where he has been a faculty member since 1972. He was involved in creating the Petroleum Legislation Project with Russia and he served as project coordinator of the Russian Securities Project in conjunction with the Russian State Committee for Property Management and the various Russian stock exchanges. He serves as advisor to a number of major United States corporations on their Russian business activities, and has been active in the former Soviet Union for 25 years. He has served as chairman of the board of Amsovco International Consultants, Inc. since 1988. He has also served as a consultant to the World Bank. Dr. Gregory graduated from Harvard University with a Ph.D. in economics and is fluent in Russian and German. Dr. Gregory is the author of a text on the Soviet and Russian economies.

     Mr. Padegs served as a managing director of Scudder, Stevens & Clark, an international investment management firm from 1985 to 1996, was employed with Scudder, Stevens & Clark since 1964 and was an Advisory Managing Director at that firm (later known as Zurich Scudder Investments, Inc.) until 2002. Mr. Padegs was born in Latvia and holds a Bachelor of Arts and a law degree from Yale University. Mr. Padegs is fluent in Latvian and German. In July 1994, he was appointed by President Clinton to the board of the Baltic American Enterprise Fund, a $50 million fund to promote private enterprise in the Baltic States.

     Mr. Reynolds has been president of Houston Grain Company since 1983 and vice president of Mid-America Grain Commodities since 1976. He also formed and is owner of Red River Grain Company. He is actively involved in various international business transactions. Mr. Reynolds is a graduate of Texas Christian University.

     Directors hold office until their successors are elected and qualified. The Audit Committee reviews and reports to the Board on the financial results of our operations and the results of the audit services provided by our independent accountants, including the fees and costs for such services. The Compensation Committee reviews compensation paid to management and recommends to the Board of Directors appropriate executive compensation. The Nominating Committee selects director nominees for election to the Board of Directors. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers.

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. In December 2001, Messrs. Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.10 per share. Such options expire in December 2005. In December 2000, Messrs. Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.0938 per share. Such options expire in December 2005.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2001 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2001 in excess of $100,000.

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    --------------------------
                                     Annual Compensation (1)                       Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2001     $ 48,000   $     0          $0       $     0               0
 Chief Executive       2000            0         0           0             0               0
  Officer              1999       24,000         0           0             0         174,000

David Grossman,        2001     $ 36,000   $     0     $     0       $     0               0
 Chief Financial       2000       42,091         0           0             0         100,000
  Officer (2)          1999       85,000         0           0             0         174,000

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2)  Mr. Grossman resigned as President in May 2000.

Stock Options

     In September 1992, we adopted our 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of our Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The compensation committee of our Board of Directors administers the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of February 28, 2007, no options were outstanding under the Plan.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2001.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2001          Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2001 and the stock option and warrant values as of December 31, 2001.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2001    December 31, 2001
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       418,700 / 0              $870 / $0
David A. Grossman        0           0       353,667 / 8,333        $3,620 / $250

     We have not established, nor do we provide for, long-term incentive plans or defined benefit or actuarial plans.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 2007, certain information with respect to the beneficial ownership of our Common Stock by (i) each person known to us who beneficially owns more than 5% of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner                    Number                Percent

Nicol Family Partnership (1)             1,500,000                 13.67%
Robert L. Knauss                         1,073,891  (2)             9.54
Citibank (Switzerland) (1)               1,000,000                  9.11
Paul R. Gregory                            515,369                  4.70
Juris Padegs                               286,727  (3)             2.59
David A. Grossman                          220,499  (4)             1.98
Ted Reynolds                                83,000                  0.76
All 5 directors and executive officers   2,179,558  (5)            18.97

 (1) The business address for Citibank (Switzerland) is P. O. Box 244, Zurich, Switzerland CH-8021. The business address for the Nicol Family Partnership is P.O. Box 278, Grapeland, Texas 75844.
 (2) Includes an aggregate of 285,687 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.
 (3) Includes an aggregate of 89,286 shares subject to Series A Preferred Stock that are currently convertible.
 (4) Includes an aggregate of 135,832 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.
 (5) Includes an aggregate of 510,805 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management believes that all prior related party transactions are on terms no less favorable to us as could be obtained from unaffiliated third parties. All ongoing and future transactions with such persons, including any loans to such persons, will be approved by a majority of disinterested, independent outside members of our Board of Directors.


Item 13.  EXHIBITS

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

     10.1       1992 Equity Incentive Plan, as amended   (Exhibit 10.3 to
                Form S-8, No. 33-90030)

     10.2 Employment Agreement between the Company and Robert L. Knauss (Exhibit 10.4 to Form SB-2, No. 33-74654-D)

     10.3 Statement of the Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock,
                as amended   (Exhibit 10.45 to Form SB-2, File No. 333-860)

     10.4       Unit Purchase Agreement for Advanced Reclamation Company,
                L.L.C.   (Exhibit 10.1 to Form 8-K dated February 2, 2000,
                File No. 0-26588)

     31.1 * Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 * Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.2 * Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 * Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2001 and 2000                F-2

Consolidated statements of operations for the years ended
  December 31, 2001 and 2000                                             F-3

Consolidated statements of shareholders' equity (deficit) for the
  years ended December 31, 2001 and 2000                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2001 and 2000                                             F-6

Notes to consolidated financial statements                               F-7


                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                 December 31,      December 31,
                                                     2001               2000
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $    67,243    $       273
 Accounts receivable:
  Trade                                                  1,635            671
  Affiliates                                             2,968              -
 Note receivable                                       132,500        100,000
 Prepaids and deposits                                   1,200          1,200
                                                   -----------    -----------
    Total current assets                               205,546        102,144

PROPERTY AND EQUIPMENT, net                                508            238
INVESTMENT IN AND ADVANCES TO JOINT OPERATIONS               -         23,610
GOODWILL, net                                                -        804,482
ASSETS HELD FOR SALE                                   240,252        312,122
OTHER ASSETS                                                 -         31,327
                                                   -----------    -----------
    Total assets                                   $   446,306    $ 1,273,923
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $    75,723    $   102,706
 Dividends payable                                     704,728        546,728
 Short-term debt                                             -         50,000
 Net liabilities of discontinued operations                  -         27,819
                                                   -----------    -----------
    Total current liabilities                          780,451        727,253

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE        94,693        201,224
LONG-TERM DEBT, net of current portion                 400,000        400,000
                                                   -----------    -----------
    Total liabilities                                1,275,144      1,328,477
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Warrants                                              252,793        256,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,760 and 9,975,960 shares outstanding           156,292        156,292
 Additional paid-in capital                         12,752,337     12,752,337
 Accumulated deficit                               (14,765,686)   (13,991,403)
 Treasury stock, at cost                              (804,574)      (804,573)
                                                   -----------    -----------
    Total shareholders' deficit                       (828,838)       (54,554)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $   446,306    $ 1,273,923
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2001              2000
REVENUES:
 General sales agency revenue                  $     6,750       $    10,414
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                          111,341           149,055
 Legal and professional                             60,082            45,088
 Depreciation and amortization                     805,088            40,970
 Other general and administrative                  196,913            27,646
                                                ----------        ----------
    Total operating expenses                     1,173,424           262,759
                                                ----------        ----------

LOSS FROM OPERATIONS                            (1,166,674)         (252,345)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (44,350)          (33,053)
 Interest income                                     6,558            19,924
 Gain on collection of receivables from AIRO       632,796                 -
                                                ----------        ----------
     Total other income (expense)                  595,004           (13,129)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                       (571,670)         (265,474)

INCOME TAX EXPENSE                                       -                 -
                                                 ----------        ----------
LOSS FROM CONTINUING OPERATIONS                   (571,670)         (265,474)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                 (72,432)         (148,366)
 Gain on disposal of discontinued operations        27,819                 -
                                                ----------        ----------
NET INCOME (LOSS)                              $  (616,283)      $  (413,840)
                                                ==========        ==========



INCOME (LOSS) PER SHARE AMOUNTS:
Basic and Diluted:
  Continuing operations                        $     (0.07)      $     (0.04)
  Discontinued operations                      $     (0.01)      $     (0.02)
  Total                                        $     (0.08)      $     (0.06)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic and diluted                                9,975,825         9,929,075



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A
Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 1999     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Common shares issued
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2507 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2000     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Purchase of treasury shares
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2001     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
                               ==========    ========     ==========      ===      ==========     ==========      =======







     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 1999       $12,763,943    $(13,419,467)      6,173,269    $(878,579)   $   454,982
Common shares issued                 (11,606)                       (520,000)      74,006         62,400
Net loss                                            (413,840)                                   (413,840)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2507 per share                           (35,096)                                    (35,096)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2000       $12,752,337    $(13,991,403)      5,653,269    $(804,573)   $   (54,554)
Purchase of treasury shares                                              200           (1)            (1)
Net loss                                            (616,283)                                   (616,283)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2001       $12,752,337    $(14,765,686)      5,653,469    $(804,574)   $  (828,838)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2001              2000
Cash flows from operating activities:
 Net loss                                       $  (616,283)    $    (413,840)
 Loss from discontinued operations                   44,613           148,366
 Noncash adjustments:
  Gain on collection of receivables from AIRO      (632,796)                -
  Write-off of notes receivable                      23,610                 -
  Depreciation and amortization                     805,088            40,970
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                               (3,932)           60,874
   Inventory                                              -            40,512
   Prepaid and other                                 31,327             4,892
   Accounts payable and accrued liabilities         (26,983)         (143,077)
   Other liabilities                                (27,819)                -
                                                -----------     -------------
     Net cash used by operating activities:
       Continuing operations                       (403,175)         (240,555)
       Discontinued operations                      (53,974)         (144,985)
                                                -----------     -------------
     Net cash used by operating activities         (457,149)         (385,540)
                                                -----------     -------------

Cash flows from investing activities:
Distributions and repayments from joint
  operations                                        632,796             1,500
 Advances paid on note receivable                   (32,500)          (20,392)
 Acquisition cost for purchase of Advanced
  Reclamation, net of cash received of $3,721             -          (477,437)
Acquisition of property and equipment                  (876)                -
                                                -----------     -------------
     Net cash provided (used) by investing
      activities:
       Continuing operations                        599,420          (496,329)
       Discontinued operations                       (5,960)          (17,425)
                                                -----------     -------------
     Net cash provided (used) by investing
      activities                                    593,460          (513,754)
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt                                       -            50,000
 Repayment of debt and long-term obligations        (50,000)                -
 Purchase of treasury stock                              (1)                -
                                                -----------     -------------
     Net cash provided (used) by financing
      activities:
       Continuing operations                        (50,001)           50,000
       Discontinued operations                      (19,340)          (18,955)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                    (69,341)           31,045
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                         66,970          (868,249)
Cash and cash equivalents, beginning of period          273           868,522
                                                -----------     -------------
Cash and cash equivalents, end of period        $    67,243     $         273
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $    56,181     $      28,426
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,000     $     158,096



     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                  Notes to Consolidated Financial Statements
                                (Unaudited)


NOTE 1 - BUSINESS OPERATIONS AND FINANCIAL CONDITION

Business operations

Baltic International USA, Inc., a Texas corporation, was organized on March 1, 1991 to identify, form and participate in aviation-related and other business ventures in the former Soviet Union.

We initially pursued our plans to participate in airline service in Latvia through a 49% interest in a newly formed start-up airline - Baltic International Airlines ("BIA"), a limited liability company registered in the Republic of Latvia. We made significant investments in and advances to BIA, which has incurred losses since inception. On October 1, 1995, the routes and passenger service operations of BIA were transferred as part of our capital contribution to a new Latvian carrier, Air Baltic Corporation SIA ("Air Baltic"). We owned an 8.02% interest in Air Baltic. We sold our interest in Air Baltic in January 1999 to SAS for $2,144,333 in cash under the terms of the option agreement between us and SAS. We used the proceeds from the sale to repay the $2 million loan from ORESA Ventures N.V. BIA has no current operations and has not conducted any substantial business operations since October 1995.

We were also engaged in providing aviation catering services to Air Baltic and other airlines through our interest in AIRO Catering Services ("AIRO"). As discussed in Note 5, we sold a 23% interest in AIRO to ORESA Ventures N.V. and Celox S.A. in July 1999. In October 1999, we sold the remaining 23% of AIRO to ORESA Ventures N.V. and Celox S.A. for $1,145,000 in cash and forgiveness of approximately $200,000 in debt. In June 2000, we ceased the operations as a food and beverage distribution company through our wholly owned subsidiary, American Distributing Company ("ADC"). In August 1998, we ceased operations as a cargo marketer to Air Baltic and other airlines through our wholly owned subsidiary, Baltic World Air Freight ("BWAF").

In February 2000, we purchased Advanced Reclamation Company, L.L.C. ("ARC") from the Nicol Family Partnership. We purchased all of the units of ARC for cash of $400,000, a total of 500,000 common shares, a note payable to seller of an additional $400,000 and an earnout agreement. ARC is a complete refrigerant management company. ARC provides a full range of refrigerant services including, but not limited to, recovery, reclamation, and the sale of new or reclaimed refrigerants. In March 2003, we transferred substantially all of the assets of ARC to an affiliate of the Nicol Family Partnership ("NFP") in exchange for the release of all claims and liabilities from Baltic and ARC to NFP. The affiliate of NFP also assumed certain liabilities of ARC. We issued 1,000,000 shares of common stock in connection with this transaction. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations.

Financial condition

We have incurred operating losses since inception through December 31, 2001.
We incurred operating losses of $1,166,674 in 2001 and $358,545 in 2000. At December 31, 2001, we had an accumulated deficit of $14,765,686. Net cash used in operating activities was $457,149 in 2001 and $642,091 in 2000. At December 31, 2001, we had cash of $31,797. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2001 and 2000, we borrowed an aggregate principal amount of $37,000 and $122,060, respectively, as bridge financing from our officers and directors. In connection with these borrowings, we issued warrants to purchase 3,700 and 12,206 shares of common stock at exercise prices of $0.0625 to $0.1562 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of BIUSA and our wholly owned subsidiary (ARC). All significant intercompany accounts and transactions have been eliminated. Our interest in BIA is accounted for using the cost method because BIA has no current operations. Our interest in Lithuanian Aircraft Maintenance Corporation ("LAMCO") was accounted for using the cost method because we owned only 2.6% of LAMCO and it had no operations since our inception.

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

Goodwill

Goodwill is the result of the purchase of ARC. Goodwill was being amortized over 20 years. As of December 31, 2001, we determined that the goodwill was impaired and wrote off the remaining balance.

Long-lived assets

We periodically evaluate the carrying value of long-lived assets, including goodwill, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income taxes

Deferred income taxes result from temporary differences between the financial statements and tax basis of assets and liabilities.

Income (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings. Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period ending on the balance sheet date exceeds the exercise price and we had earnings from continuing operations for the period.

Cash and cash equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents and trade receivables. We consider such risk in placing our cash and cash equivalents in financial institutions and other instruments. We perform ongoing credit evaluations of our customers' financial condition.

Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Foreign currency translation

Portions of our operations were conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in operations. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on our consolidated balance sheets as of December 31, 2001 and 2000.

New accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at our fair value. Changes in the derivative's fair value will be accounted for based upon their intended use and designation. We adopted SFAS No. 133 as of January 1, 2001. Since our holdings in such instruments are minimal, adoption of this standard did not have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. We adopted SAB 101 in the fourth quarter of 2000. The implementation of SAB 101 did not have a significant impact on our financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized. Instead, goodwill will be tested for impairment and written down if our fair value declines below our carrying amount. Goodwill amortization ceases as of January 1, 2002. The implementation of SFAS No. 142 did not have a significant impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for us as of January 1, 2006. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

The following table illustrates the effect on net income (loss) as if we had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plans.

                                                     Year ended December 31,
                                                      2001             2000

Net loss, as reported                            $  (616,283)     $  (413,840)
Stock-based compensation, net of tax under
 the intrinsic method                                      -                -
Less stock-based compensation determined
 under fair value based method                       (21,000)         (34,860)
                                                 -----------      -----------
Net loss, pro forma                              $  (637,283)     $  (448,700)
                                                 ===========      ===========

Basic and diluted loss per common share:
  As reported                                    $     (0.08)     $     (0.06)
  Pro forma                                      $     (0.08)     $     (0.06)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - DISCONTINUED OPERATIONS

Advanced Reclamation Company

In February 2000, we purchased Advanced Reclamation Company ("ARC") from the Nicol Family Partnership. This transaction was recorded as a purchase. In March 2003, we transferred substantially all of the assets of ARC to an affiliate of the Nicol Family Partnership. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Operating results for the discontinued operations of ARC were:

                                                     Year ended December 31,
                                                      2001             2000

Operating revenues                               $   691,212      $ 1,054,658
Loss from operations                             $   (65,197)     $   (96,727)
Net loss                                         $   (92,478)     $  (113,983)

Balance sheet items related to ARC are as follows:

                                                       As of December 31,
                                                      2001             2000

Assets of discontinued operations                $   240,252      $   312,122
Liabilities of discontinued operations           $    94,693      $   201,224

American Distributing Company

In June 2000, we ceased the operations of ADC. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Operating results for the discontinued operations of ADC were:

                                                 Year ended
                                              December 31, 2000

Operating revenues                               $    51,039
Loss from operations                             $   (26,487)
Net loss                                         $   (33,833)

At December 31, 2000, ADC had net liabilities of $27,819 that are included as the net liabilities of discontinued operations in our consolidated financial statements. We recognized this amount as a gain on disposition in 2001 as we are no longer liable for the net liabilities.

AIRO Catering Services

In 1999, we sold our interest in AIRO to ORESA Ventures N.V. and Celox S.A. We had receivables from AIRO aggregating $833,274, which were fully reserved. In May 2001, we received about $633,000 as settlement of these receivables and recorded the amount as additional gain.

Baltic Catering Services

BCS was formed on March 26, 1993 as a joint operation between us and ARVO, Ltd., a Latvian limited liability company. On April 2, 1996, the catering operations of BCS were acquired by RCS in exchange for shares in RCS. BCS ceased our operations in 1998 and was liquidated by us in 2000.

NOTE 4 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2001, the gross amount of the note is $109,492 and accrued interest is $25,067. These amounts have been fully reserved due to the uncertainty about collectibility.

Baltic International Airlines

We entered into a joint venture agreement with the Latvian Civil Aviation Department, an agency of the Government of Latvia, on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. We currently own an 89% interest in BIA.

As discussed in Note 1, BIA experienced significant losses that have been recognized in our financial statements through a reserve of our investment in BIA. In conjunction with the transfer of BIA's passenger service operations to Air Baltic, we entered into negotiations with our partner to restructure BIA and obtain full ownership. We also made advances on behalf of BIA in 1996 to facilitate the termination of operations of BIA. In March 1997, our Latvian partner in BIA agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. In May 1997, we capitalized $6.3 million of BIA's debt to us that was previously reserved by us. BIA will assign the promissory note from the Latvian partner to us. Management believes that the Latvian partner's contribution will be made in the future. We have agreed with the Latvian partner that it will forgive the promissory note of the Latvian partner in exchange for the transfer of the Latvian partner's ownership in BIA. BIA will then become our wholly owned subsidiary.

We recorded a reserve against the investment in BIA of $1,143,115 in 1998 as a result of the uncertainty of the characteristics of the contribution from the Latvian partner and the length of time that has transpired since the Latvian partner committed to make the contribution.

NOTE 5 - NOTES RECEIVABLE

During 2001, we loaned a total of $132,500 to LynkTel, Inc. and its chief executive officer. LynkTel was a telecommunications and advertising company that created a new advertising medium utilizing leading edge technology to combine voice, data and video capabilities. Our chief financial officer was also chief financial officer of LynkTel. The loans bear interest at 10% and were due on demand. In June 2002, we recorded a reserve against the loans due to the uncertainty about collectibility. LynkTel ceased operations in 2003.

NOTE 6 - DEBT

Debt consists of the following:

                                                           December 31,
                                                      2001             2000

Note payable for purchase of ARC, interest
payable quarterly at 10% per annum, secured
by the fixed assets of ARC, due
January 1, 2005                                  $   400,000      $   400,000

Notes payable to an officer, unsecured,
interest rate of 13%, due on demand                        -           50,000
                                                  ----------       ----------
Total debt                                           400,000          450,000
Less short-term debt                                       -          (50,000)
                                                  ----------       ----------
Long-term debt, net                              $   400,000      $   400,000
                                                  ==========       ==========

NOTE 7 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2001             2000

Deferred tax assets:
 Net operating loss carryforward                 $ 2,715,353      $ 2,574,137
 Capital loss carryforward                            26,705           26,705
 Reserve on investment                                37,227          221,894
 Losses from joint operations and subsidiaries        76,691           76,686
 Amortization and depreciation                       303,097           48,741
                                                  ----------       ----------
Total deferred tax assets                          3,159,073        2,948,163
                                                  ----------       ----------

Deferred tax liabilities:
 Earnings of subsidiaries                              4,901            3,507
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         6,878            5,484
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,152,195        2,942,679
Valuation allowance                               (3,152,195)      (2,942,679)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========


Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2001, we had net operating loss carryforwards of approximately $8,000,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 8 - COMMON STOCK

In April 2001, we purchased 200 shares of our common stock from a shareholder for $1. In connection with the acquisition of ARC, we issued a total of 520,000 treasury shares. At December 31, 2001 and 2000, we have 5,653,469 and 5,653,269 treasury shares, respectively.

NOTE 9 - OPTIONS

In 1992, we adopted an Equity Incentive Plan (the "Plan") under which an aggregate of 800,000 shares of common stock may be issued. In December 1995, the board of directors adopted a resolution subject to shareholder approval to increase the number of shares that may be issued under the Plan to 1,500,000 shares. The Plan provides for the grant of options or rights, including incentive stock options and nonqualified stock options to officers, directors, employees and consultants to us for the purpose of providing incentive to those persons to work for or provide services to us.

At December 31, 2001, we had 1,189,700 shares of common stock reserved for issuance upon exercise of outstanding options, and 310,300 options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:


                                               Year Ended December 31,
                                           2001                         2000
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                        1,237,700       $  0.28      1,190,700     $  0.46
Changes during the period:
  Granted                            60,000          0.14        329,000        0.12
  Canceled                         (108,000)         0.43       (282,000)       0.87
  Exercised                               -             -              -           -
                                  ---------                    ---------
Shares under option, end of
 period                           1,189,700       $  0.26      1,237,700     $  0.28
                                  =========                    =========
Options exercisable, end of
 period                           1,126,617       $  0.27      1,113,283     $  0.30
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 2001 range from $0.09 to $0.42. The weighted average contractual life of the options outstanding at December 31, 2001 was 3.0 years. The options granted in 2001 and 2000 were issued to officers, directors and employees with an exercise price equal to the market price of our common stock on the grant date. The weighted-average grant-date fair value of options granted during 2001 was $0.13 and during 2000 was $0.11. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000: risk-free interest rate of 4.99% and, 7.0%, respectively; expected dividend yield of 0% and 0%, respectively; expected lives of 6.3 years and 7 years, respectively; and expected volatility of 188% and 120%, respectively.

NOTE 10 - WARRANTS

At December 31, 2001, we had 2,296,931 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2001                         2000
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period               2,922,356     $  1.42        3,422,650     $  1.38
Changes during the period:
  Granted                             3,700        0.12           12,206        0.13
  Canceled                         (629,125)       0.95         (512,500)       1.13
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                            2,296,931     $  1.55        2,922,356     $  1.42
                                 ==========                   ==========
Warrants exercisable, end of
period                            2,296,931     $  1.55        2,922,356     $  1.42
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2001 range from $0.0625 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2001 was 0.5 years. The weighted-average grant-date fair value of warrants granted during 2001 was $0.11. During 2001 and 2000, we issued warrants to purchase 3,700 and 12,206 shares of common stock, respectively, at exercise prices of $0.0625 to $0.1562 per share in connection with bridge financing aggregating $37,000 and $122,060, respectively, from our officers and directors.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2001, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2001 and 2000, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for income (loss) per share are as follows:

                                                     Year ended December 31,
                                                      2001             2000
Basic and diluted
Net income (loss) to be used to compute income
 (loss) per share:
 Net income (loss)                               $  (616,283)     $  (413,840)
 Less preferred dividends                           (158,000)        (158,096)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders                                    $  (774,283)     $  (571,936)
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                 9,975,825        9,929,075
                                                  ==========       ==========

Basic and diluted income (loss) per common share $     (0.08)     $     (0.06)
                                                  ==========       ==========

NOTE 13 - RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions that have occurred during 2001 and 2000, other than those disclosed elsewhere in the notes to the accompanying consolidated financial statements.

We earn general sales agency revenue by operating the North American sales and marketing office of Air Baltic. We earned $6,750 and $10,414 of such revenue for each of the years ended December 31, 2001 and 2000, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We lease certain equipment and office space under operating leases that expire over the next five years. Rental expense under operating leases was $18,960 and $20,837 for 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

          Year                 Amount
          2002               $   13,600
          Total              $   13,600

We are from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on our operating results or financial position.

Some of ARC's products and services are regulated by the Federal Clean Air Act (the "Clean Air Act") and the regulations promulgated thereunder by the Environmental Protection Agency ("EPA"), as well as certain state environmental regulations. As such, ARC's business is affected by the requirements of the Clean Air Act, the EPA and other regulations and the degree of enforcement thereof.


                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2007.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              ROBERT L. KNAUSS
                              Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date


/s/ Robert L. Knauss      Chairman of the Board and Chief       March 2, 2007
-----------------------    Executive Officer (Principal
ROBERT L. KNAUSS           Executive Officer)

/s/ David A. Grossman     Chief Financial Officer, Corporate    March 2, 2007
-----------------------    Secretary and Director
DAVID A. GROSSMAN          (Principal Financial and
                           Accounting Officer)


/s/ Paul R. Gregory       Director                              March 2, 2007
-----------------------
PAUL R. GREGORY


/s/ Juris Padegs          Director                              March 2, 2007
-----------------------
JURIS PADEGS


/s/ Ted Reynolds          Director                              March 2, 2007
-----------------------
TED REYNOLDS




EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Knauss, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Baltic International USA, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

   b. Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238, and an extension of the compliance date in accordance with SEC Release No. 33-8545 and Release No. 33-8618;

   c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer



EXHIBIT 31.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Grossman, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Baltic International USA, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

   b. Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238, and an extension of the compliance date in accordance with SEC Release No. 33-8545 and Release No. 33-8618;

   c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 2, 2007

                              /s/ David A. Grossman
                              -------------------------------------------------
                              David A. Grossman
                              Chief Financial Officer


EXHIBIT 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       I, Robert L. Knauss, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

Date: March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer




EXHIBIT 32.2


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       I, David A. Grossman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

Date: March 2, 2007

                              /s/ David A. Grossman
                              -------------------------------------------------
                              David A. Grossman
                              Chief Financial Officer