Form 10QSB
period 2002-03-31
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 2002.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Transition Period From             to            .

Commission File Number:  0-26558

                           BALTIC INTERNATIONAL USA, INC.
           (Exact name of small business issuer as specified in its charter)

       TEXAS                                              76-0336843
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

               2925 Briarpark Dr., Suite 930, Houston, Texas  77042
                   (Address of principal executive offices)

                                 (713) 961-9299
                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [  ] No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

Number of shares outstanding of each of the issuer's classes of common stock as of February 28, 2007: 10,975,760 shares.


Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X].

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          March 31, 2002 and December 31, 2001                             3
         Statements of Operations -
          Three Months Ended March 31, 2002 and 2001
          and Three Months Ended March 31, 2002 and 2001                   4
         Statements of Cash Flows -
          Three Months Ended March 31, 2002 and 2001                       5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         8

Item 3 - Controls And Procedures                                           9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Changes in Securities                                            11

Item 3 - Defaults Upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits                                                         11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                     March 31,     December 31,
                                                        2002           2001
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     2,669    $    67,243
 Accounts receivable:
  Trade                                                  1,635          1,635
  Affiliates                                                 -          2,968
 Notes receivable                                      145,880        132,500
 Prepaids and deposits                                   1,200          1,200
                                                   -----------    -----------
    Total current assets                               151,384        205,546

PROPERTY AND EQUIPMENT, net                                279            508
ASSETS HELD FOR SALE                                   230,464        240,252
                                                   -----------    -----------
    Total assets                                   $   382,127    $   446,306
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $    90,394    $    75,723
 Dividends payable                                     744,108        704,728
                                                   -----------    -----------
    Total current liabilities                          834,502        780,451

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE       103,606         94,693
LONG-TERM DEBT, net of current portion                 400,000        400,000
                                                   -----------    -----------
    Total liabilities                                1,338,108      1,275,144
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Warrants                                              252,793        252,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,760 shares outstanding                         156,292        156,292
 Additional paid-in capital                         12,752,337     12,752,337
 Accumulated deficit                               (14,892,829)   (14,765,686)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                       (955,981)      (828,838)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $   382,127    $   446,306
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                                Three Months Ended March 31,
                                     2002             2001
REVENUES:
 General sales agency revenue      $     -          $ 2,250
                                   -------          -------

OPERATING EXPENSES:
 General and administrative         41,061           53,716
                                   -------          -------

INCOME (LOSS) FROM OPERATIONS      (41,096)         (51,466)
                                   -------          -------
OTHER INCOME (EXPENSE):
 Interest expense                  (10,000)         (11,882)
                                   -------          -------
 Total other income (expense)      (10,000)         (11,882)
                                   -------          -------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS       (51,061)         (63,348)

INCOME TAX EXPENSE                       -                -
                                   -------          -------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS             (51,061)         (63,348)

DISCONTINUED OPERATIONS            (36,702)          33,183
                                   -------          -------

NET INCOME (LOSS)                $ (87,763)       $ (30,165)
                                   =======          =======


PER SHARE AMOUNTS
Basic and diluted
Continuing operations              $ (0.01)         $ (0.01)
Discontinued operations            $ (0.00)         $  0.00
Total                              $ (0.01)         $ (0.01)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic and diluted              9,975,760        9,975,960


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                   Three Months Ended March 31,
                                                         2002           2001
Cash flows from operating activities:
 Net income (loss)                                 $   (87,763)   $   (30,165)
 (Income) loss from discontinued operations            108,789        (33,183)
 Noncash adjustments:
  Depreciation and amortization                            229         10,579
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                                   2,968         12,750
   Accounts payable and accrued liabilities             14,671         32,600
                                                   -----------    -----------
     Net cash used by operating activities:
       Continuing operations                            38,894         (7,419)
       Discontinued operations                         (76,035)       (50,429)
                                                   -----------    -----------
    Net cash used by operating activities              (37,141)       (57,848)
                                                   -----------    -----------

Cash flows from investing activities:
 Advances made on notes receivable                     (13,380)             -
                                                   -----------    -----------
     Net cash used by investing activities:
       Continuing operations                           (13,380)             -
       Discontinued operations                            (325)        (5,717)
                                                   -----------    -----------
    Net cash used by investing activities              (13,705)        (5,717)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors              -         73,000
                                                   -----------    -----------
     Net cash provided (used) by financing
      activities:
       Continuing operations                                 -         73,000
       Discontinued operations                         (13,728)        (5,484)
                                                   -----------    -----------
    Net cash used by financing activities              (13,728)        67,516
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                           (64,574)         3,951
Cash and cash equivalents, beginning of period          67,243            273
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     2,669    $     4,224
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $    39,380    $    39,380

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Baltic International USA, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2001 as reported in the Form 10-KSB have been omitted.

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At March 31, 2002, we had an accumulated deficit of $14,892,829 and current assets and current liabilities of $151,384 and $834,502, respectively, resulting in a working capital deficit of $683,118. Net cash used in operating activities was $37,141 in the three months ended March 31, 2002 and $57,848 in three months ended March 31, 2001. We currently have limited cash resources available and have obligations due or past due.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2002. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that we can continue to defer certain amounts payable by us that are either currently payable or past due. However, there can be no assurance we will be successful to meet its liquidity needs.

NOTE 3 - DISCONTINUED OPERATIONS

     In March 2003, we sold ARC back to the Nicol Family Partnership. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ARC were:

                                Three Months Ended March 31,
                                     2002             2001

Operating revenues               $    84,586      $  215,006
Income (loss) from operations    $   (35,768)     $   36,970
Net income (loss)                $   (36,702)     $   33,183

Balance sheet items related to ARC are as follows:

                                                    March 31,     December 31,
                                                      2002             2001

Assets of discontinued operations                $   230,464      $   240,252
Liabilities of discontinued operations           $   103,606      $    94,693

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended March 31, 2002 and 2001, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended March 31,
                                     2002             2001

Net income (loss) to be
 used to compute loss
 per share:
 Net income (loss)                $   (87,763)     $  (30,165)
 Less preferred dividends             (39,380)        (39,380)
                                   ----------      ----------
Net income (loss)
 attributable to common
 shareholders                     $  (127,143)    $   (69,545)
                                   ==========      ==========

Weighted average number
 of shares - basic and diluted      9,975,760       9,975,960
                                   ==========      ==========

Basic and diluted loss per
 common share                     $     (0.01)    $     (0.01)
                                   ==========      ==========

                         BALTIC INTERNATIONAL USA, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussions contain forward-looking information. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility of events may occur which limit our ability to maintain or improve its operating results or execute its primary growth strategy. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Liquidity and Capital Resources

     We had $886 in cash at March 31, 2002, compared to $67,243 at December 31, 2001. This decrease is the result of cash used in operating activities.

     At March 31, 2002, we had working capital deficit of $976,858 as compared to $574,905 at December 31, 2001. The increase in the working capital deficit is due primarily to the write-off of notes receivable and accrual of additional liabilities.

     Net cash used in operating activities for the three months ended March 31, 2002 was $65,904 as compared to $279,546 for the same period of 2001. Net cash used in investing activities was $325 for the three months ended March 31, 2002 compared to net cash provided of $576,203 for the three months ended March 31, 2001. The decrease in net cash provided by investing activities is due to collection of the receivables from AIRO in 2001. Net cash used by financing activities was $128 for the three months ended March 31, 2002 compared to $65,,762 for the three months ended March 31, 2001. Such decrease was primarily due to the repayment of the note payables to officers and directors in 2001.

     We have incurred operating losses since inception. At March 31, 2002, we had an accumulated deficit of $15,216,609 and current assets and current liabilities of $866 and $977,724, respectively, resulting in a working capital deficit of $976,858. We currently have limited cash resources available and have obligations due or past due.

Item 3.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to allocate sufficient resources to our accounting function to timely file our 2002, 2003, 2004 and 2005 annual reports and 2006 quarterly reports.

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

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

     Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management's override of the controls. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

                           BALTIC INTERNATIONAL USA, INC.

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings, None

Item 2.  Changes in Securities, None

Item 3.  Defaults Upon Senior Securities, None

Item 4.  Submission of Matters to a Vote of Security-Holders, None

Item 5.  Other Information, None

Item 6.  Exhibits:

     31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         BALTIC INTERNATIONAL USA, INC.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BALTIC INTERNATIONAL USA, INC.
                                  (Registrant)


Date:  March 2, 2007                    By:  /s/ Robert L. Knauss
     ----------------------                  -------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  March 2, 2007                    By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary

Exhibit 31.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robert L. Knauss, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Baltic International USA, Inc.;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  March 2, 2007

By:     /s/ Robert L. Knauss
     Robert L. Knauss
     Chief Executive Officer

Exhibit 31.2

                 CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER

I, David A. Grossman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Baltic International USA, Inc.;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  March 2, 2007

By:     /s/ David A. Grossman
     David A. Grossman
     Chief Financial Officer

Exhibit 32.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Knauss, Chief Executive Officer and Principal Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer

Exhibit 32.2

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
A. Grossman, Chief Financial Officer and Principal Accounting Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 2, 2007

                              /s/ David A. Grossman
                              -------------------------------------------------
                              David A. Grossman
                              Chief Financial Officer