Form 10QSB
period 2002-06-30
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 2002.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          June 30, 2002 and December 31, 2001                              3
         Statements of Operations -
          Three Months Ended June 30, 2002 and 2001
          and Six Months Ended June 30, 2002 and 2001                      4
         Statements of Cash Flows -
          Six Months Ended June 30, 2002 and 2001                          5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         7

Item 3 - Controls And Procedures                                           8


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                10

Item 2 - Changes in Securities                                            10

Item 3 - Defaults Upon Senior Securities                                  10

Item 4 - Submission of Matters to a Vote of Security Holders              10

Item 5 - Other Information                                                10

Item 6 - Exhibits                                                         10

Signatures                                                                11

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                      June 30,    December 31,
                                                        2002           2001
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     1,130    $    67,243
 Accounts receivable:
  Trade                                                      -          1,635
  Affiliates                                                 -          2,968
 Notes receivable                                            -        132,500
 Prepaids and deposits                                       -          1,200
                                                   -----------    -----------
    Total current assets                                 1,130        205,546

PROPERTY AND EQUIPMENT, net                                 50            508
ASSETS HELD FOR SALE                                   233,163        240,252
                                                   -----------    -----------
    Total assets                                   $   234,343    $   446,306
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   119,337    $    75,723
 Dividends payable                                     783,584        704,728
 Short-term debt to officers                             9,000              -
                                                   -----------    -----------
    Total current liabilities                          911,921        780,451

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE       108,337         94,693
LONG-TERM DEBT, net of current portion                 400,000        400,000
                                                   -----------    -----------
    Total liabilities                                1,420,258      1,275,144
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Warrants                                                    -        252,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,760 shares outstanding                         156,292        156,292
 Additional paid-in capital                         13,005,130     12,752,337
 Accumulated deficit                               (15,122,763)   (14,765,686)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,185,915)      (828,838)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $   234,343    $   446,306
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2002             2001             2002           2001
REVENUES:
 General sales agency revenue      $     -          $ 2,250          $     -       $   4,500
                                   -------          -------          -------       ---------

OPERATING EXPENSES:
 General and administrative        171,089           74,138          212,150         127,854
                                   -------          -------          -------       ---------

INCOME (LOSS) FROM OPERATIONS     (171,089)         (71,888)        (212,150)       (123,354)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                  (10,238)         (12,468)         (20,238)        (24,350)
 Interest income                         -              583                -             583
 Other income (expense)                  -          632,796                -         632,796
                                   -------          -------          -------       ---------
 Total other income (expense)      (10,238)         620,911          (20,238)        609,029
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS      (181,327)         549,023         (232,388)        485,675

INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS            (181,327)         549,023         (232,388)        485,675

DISCONTINUED OPERATIONS             (9,131)         (15,900)         (45,833)         17,283
                                   -------          -------          -------       ---------

NET INCOME (LOSS)                $(190,458)       $ 533,123       $ (278,221)     $  502,958
                                   =======          =======          =======       =========


PER SHARE AMOUNTS
Basic
Continuing operations              $ (0.02)         $  0.05          $ (0.03)        $  0.04
Discontinued operations            $    -           $ (0.00)         $ (0.01)        $  0.00
Total                              $ (0.02)         $  0.05          $ (0.04)        $  0.04

Diluted
Continuing operations              $ (0.02)         $  0.02          $ (0.03)        $  0.02
Discontinued operations            $    -           $ (0.00)         $ (0.01)        $  0.00
Total                              $ (0.02)         $  0.02          $ (0.04)        $  0.02

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic                          9,975,760        9,975,824        9,975,760       9,975,891
  Diluted                        9,975,760       22,847,358        9,975,760      22,636,933


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                Six Months Ended June 30,
                                                         2002           2001
Cash flows from operating activities:
 Net income (loss)                                 $  (278,221)   $   502,958
 (Income) loss from discontinued operations            108,789        (17,283)
 Noncash adjustments:
  Gain on collection of receivables from AIRO                -       (632,796)
  Write-off of notes receivable                        145,880              -
  Depreciation and amortization                            458         21,158
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                                   4,603         10,500
   Prepaids and deposits                                 1,200              -
   Accounts payable and accrued liabilities             43,614        (12,492)
                                                   -----------    -----------
     Net cash used by operating activities:
       Continuing operations                            26,323       (127,955)
       Discontinued operations                         (74,003)       (88,927)
                                                   -----------    -----------
    Net cash used by operating activities              (47,680)      (216,882)
                                                   -----------    -----------

Cash flows from investing activities:
 Collection of receivables from AIRO                         -        632,796
 Advances made on notes receivable                     (13,380)             -
 Acquisition of property and equipment                       -           (876)
                                                   -----------    -----------
     Net cash provided (used) by investing
      activities:
       Continuing operations                           (13,380)       631,920
       Discontinued operations                            (325)        (5,717)
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                        (13,705)       626,203
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors          9,000         73,000
 Repayment of debt                                           -       (123,000)
 Purchase of treasury stock                                  -             (1)
                                                   -----------    -----------
     Net cash provided (used) by financing
      activities:
       Continuing operations                             9,000        (50,001)
       Discontinued operations                         (13,728)       (10,986)
                                                   -----------    -----------
    Net cash used by financing activities               (4,728)       (60,987)
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                           (66,113)       348,334
Cash and cash equivalents, beginning of period          67,243            273
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     1,130    $   348,607
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $    36,181
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $    78,856    $    78,856
 Expiration of warrants                                252,793              -


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At June 30, 2002, we had an accumulated deficit of $15,122,763 and current assets and current liabilities of $1,130 and $911,921, respectively, resulting in a working capital deficit of $910,791. Net cash used in operating activities was $47,680 in the six months ended June 30, 2002 and $216,882 in six months ended June 30, 2001. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 3 - DISCONTINUED OPERATIONS

     In March 2003, we sold ARC back to the Nicol Family Partnership. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ARC were:

                                  Three Months Ended June 30,     Six Months Ended June 30,
                                     2002             2001             2002           2001
Operating revenues               $   115 533      $  138,202       $   200,119    $  353,208
Income (loss) from operations    $    (8,154)     $  (14,652)      $   (43,922)   $   22,318
Net income (loss)                $    (9,132)     $  (15,900)      $   (45,833)   $   17,283

Balance sheet items related to ARC are as follows:

                                                    June 30,     December 31,
                                                      2002             2001

Assets of discontinued operations                $   233,163      $   240,252
Liabilities of discontinued operations           $   108,337      $    94,693

<PAGE

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended
June 30, 2002 and 2001, all stock warrants and options are considered anti-dilutive. Our Series B Convertible Redeemable Preferred Stock is considered dilutive for the three and six months ended June 30, 2001. Supplemental disclosures for loss per share are as follows:

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2002             2001             2002           2001
Net income (loss) to be
 used to compute loss
 per share:
 Net income (loss)                $  (190,458)     $  533,123      $  (278,221)   $   502,958
 Less preferred dividends             (39,572)        (39,572)         (78,856)       (78,856)
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - basic             $  (229,934)    $   493,647      $  (357,077)   $   424,102
 Plus preferred dividends
  available to Series B
  preferred shareholders                    -           8,726                -         17,356
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - diluted           $  (229,934)    $   502,373      $  (357,077)   $   441,458
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares:
 Average common
  shares outstanding - basic        9,975,760       9,975,824        9,975,760      9,975,891
 Plus incremental shares from
  assumed conversion of Series B
  preferred stock                           -      12,871,534                -     12,661,042
                                   ----------      ----------       ----------     ----------
 Average common shares - diluted    9,975,760      22,847,358        9,975,960     22,636,933
                                   ==========      ==========       ==========     ==========


Basic income (loss) per
 common share                     $     (0.02)    $      0.05      $     (0.04)   $      0.04
                                   ==========      ==========       ==========     ==========
Diluted income (loss)
 per common share                 $     (0.02)    $      0.02      $     (0.04)   $      0.02
                                   ==========      ==========       ==========     ==========

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

Liquidity and Capital Resources

     We had $1,130 in cash at June 30, 2002, compared to $67,243 at December 31, 2001. This decrease is the result of cash used in operating activities.

     At June 30, 2002, we had working capital deficit of $910,791 as compared to $574,905 at December 31, 2001. The increase in the working capital deficit is due primarily to the write-off of notes receivable and accrual of additional liabilities.

     Net cash used in operating activities for the six months ended June 30, 2002 was $47,680 as compared to $216,882 for the same period of 2001. Net cash used in investing activities was $13,705 for the six months ended June 30, 2002 compared to net cash provided of $626,203 for the six months ended June 30, 2001. The decrease in net cash provided by investing activities is due to collection of the receivables from AIRO in 2001. Net cash used by financing activities was $4,728 for the six months ended June 30, 2002 compared to $60,987 for the six months ended June 30, 2001. Such decrease was primarily due to the repayment of the note payables to officers and directors in 2001.

     We have incurred operating losses since inception. At June 30, 2002, we had an accumulated deficit of $15,122,763 and current assets and current liabilities of $1,130 and $911,921, respectively, resulting in a working capital deficit of $910,791. We currently have limited cash resources available and have obligations due or past due.

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

Date:  March 2, 2007

By:     /s/ David A. Grossman
     David A. Grossman
     Chief Financial Officer

Exhibit 32.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Knauss, Chief Executive Officer and Principal Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer

Exhibit 32.2

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
A. Grossman, Chief Financial Officer and Principal Accounting Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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