Form 10KSB
period 2002-12-31
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2002

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

     Issuer's revenues for the year ended December 31, 2002 were $0.

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

SIGNATURES



This 10-KSB together with those of the years 2003 through 2006 are intended to bring our required filings up to date. The financial information contained herein relates to the specific year of the required filing, but most of the textual information is based on the now current factual information.


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


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2002 and 2001:

                            2002                       2001
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.20        $0.03         $0.20          $0.065
Second Quarter       0.12         0.0001        0.15           0.01
Third Quarter        0.02         0.0001        0.14           0.001
Fourth Quarter       0.02         0.0001        0.15           0.05

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

Liquidity and Capital Resources

     At December 31, 2002 we had a working capital deficit of $1,041,150 compared to working capital deficit of $574,905 at December 31, 2001. The increase in the working capital deficit is due primarily to reserves of the notes receivable in 2002 and increase in accrued liabilities. We had shareholders' deficit of $1,381,050 at December 31, 2002.

     Net cash used by operating activities was $66,439 for 2002, compared to $457,149 for 2001. Net cash used by investing activities was $325 for 2002, compared to net cash provided of $593,460 for 2001. The decrease in cash provided by investing activities was attributable to the collections in 2001 from AIRO of $632,796 for prior advances. Net cash provided by financing activities was $622 for 2002, compared to net cash used of $69,341 for 2001 due to the repayment of debt in 2001.

     We have incurred operating losses from inception through December 31, 2002. We incurred operating losses of $244,434 in 2002 and $1,166,674 in 2001. At December 31, 2002, we had an accumulated deficit of $15,317,898.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. In May 2001, we received about $633,000 in cash for settlement of the receivables from AIRO. During 2002 and 2001, we borrowed an aggregate principal amount of $14,350 and $37,000, respectively, as bridge financing from our officers. In connection with these borrowings, we issued warrants to purchase 1,435 and 3,700 shares of common stock, respectively, at exercise prices of $0.0001 to $0.15625 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2002, we had cash of $1,101. We have limited cash resources available and have obligations due and past due.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $14,765,686 as of December 31, 2002. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

     None.

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

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. In December 2001, Messrs. Gregory, Padegs and Reynolds each received options to purchase 5,000 shares of common stock at a price of $0.10 per share. Such options expired in December 2006. No such options were granted in 2002.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2002 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2002 in excess of $100,000.

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    --------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2002     $  2,000   $     0          $0       $     0               0
 Chief Executive       2001       48,000         0           0             0               0
  Officer              2000            0         0           0             0               0

David Grossman,        2002     $  4,000   $     0     $     0       $     0               0
 Chief Financial       2001       36,000         0           0             0               0
  Officer (3)          2000       42,091         0           0             0         100,000

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $22,000 and $20,000 for Mr. Knauss and Mr. Grossman, respectively, in 2002 have been accrued.
 (3)  Mr. Grossman resigned as President in May 2000.

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

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2002.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2002          Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2002 and the stock option and warrant values as of December 31, 2002.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2002    December 31, 2002
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       418,700 / 0                $0 / $0
David A. Grossman        0           0       362,000 / 0                $0 / $0

     We have not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

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

     32.2 * Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2002 and 2001                F-2

Consolidated statements of operations for the years ended
  December 31, 2002 and 2001                                             F-3

Consolidated statements of shareholders' equity (deficit) for the
  years ended December 31, 2002 and 2001                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2002 and 2001                                             F-6

Notes to consolidated financial statements                               F-7


                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                 December 31,      December 31,
                                                     2002               2001
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     1,101    $    67,243
 Accounts receivable:
  Trade                                                      -          1,635
  Affiliates                                                 -          2,968
 Note receivable                                             -        132,500
 Prepaids and deposits                                       -          1,200
                                                   -----------    -----------
    Total current assets                                 1,101        205,546

PROPERTY AND EQUIPMENT, net                                 30            508
ASSETS HELD FOR SALE                                   189,909        240,252
                                                   -----------    -----------
    Total assets                                   $   191,040    $   446,306
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   165,173    $    75,723
 Dividends payable                                     862,728        704,728
 Short-term debt                                        14,350              -
                                                   -----------    -----------
    Total current liabilities                        1,042,251        780,451

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE       129,839         94,693
LONG-TERM DEBT, net of current portion                 400,000        400,000
                                                   -----------    -----------
    Total liabilities                                1,572,090      1,275,144
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Warrants                                                    -        256,793
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 15,629,229 shares issued and
  9,975,760 shares outstanding                         156,292        156,292
 Additional paid-in capital                         13,005,130     12,752,337
 Accumulated deficit                               (15,317,898)   (14,765,686)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,381,050)      (828,838)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $   191,040    $   446,306
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2002              2001
REVENUES:
 General sales agency revenue                  $         -       $     6,750
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                           73,745           111,341
 Legal and professional                              1,503            60,082
 Depreciation and amortization                         477           805,088
 Other general and administrative                  168,709           196,913
                                                ----------        ----------
    Total operating expenses                       244,434         1,173,424
                                                ----------        ----------

LOSS FROM OPERATIONS                              (244,434)       (1,166,674)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (40,989)          (44,350)
 Interest income                                         -             6,558
 Gain on collection of receivables from AIRO             -           632,796
                                                ----------        ----------
     Total other income (expense)                  (40,989)          595,004
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                       (285,423)         (571,670)

INCOME TAX EXPENSE                                       -                 -
                                                 ----------        ----------
LOSS FROM CONTINUING OPERATIONS                   (285,423)         (571,670)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                (108,789)          (72,432)
 Gain on disposal of discontinued operations             -            27,819
                                                ----------        ----------
NET INCOME (LOSS)                              $  (394,212)      $  (616,283)
                                                ==========        ==========



INCOME (LOSS) PER SHARE AMOUNTS:
Basic and Diluted:
  Continuing operations                        $     (0.05)      $     (0.07)
  Discontinued operations                      $     (0.01)      $     (0.01)
  Total                                        $     (0.06)      $     (0.08)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic and diluted                                9,975,760         9,975,825



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2000     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Purchase of treasury shares
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2001     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Expiration of warrants           (252,793)
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2002     $        -     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2000       $12,752,337    $(13,991,403)      5,653,269    $(804,573)   $   (54,554)
Purchase of treasury shares                                              200           (1)            (1)
Net loss                                            (616,283)                                   (616,283)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2001       $12,752,337    $(14,765,686)      5,653,469    $(804,574)   $  (828,838)
Expiration of warrants               252,793                                                           -
Net loss                                            (394,212)                                   (394,212)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2002       $13,005,130    $(15,317,898)      5,653,469    $(804,574)   $(1,381,050)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2002              2001
Cash flows from operating activities:
 Net loss                                       $  (394,212)      $  (616,283)
 Loss from discontinued operations                  108,789            44,613
 Noncash adjustments:
  Gain on collection of receivables from AIRO             -          (632,796)
  Write-off of notes receivable                     132,500            23,610
  Depreciation and amortization                         478           805,088
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                                4,603            (3,932)
   Prepaid and other                                  1,200            31,327
   Accounts payable and accrued liabilities          89,450           (26,983)
   Other liabilities                                      -           (27,819)
                                                -----------     -------------
     Net cash used by operating activities:
       Continuing operations                        (57,192)         (403,175)
       Discontinued operations                       (9,247)          (53,974)
                                                -----------     -------------
     Net cash used by operating activities          (66,439)         (457,149)
                                                -----------     -------------

Cash flows from investing activities:
Distributions and repayments from joint
  operations                                              -           632,796
 Advances paid on note receivable                         -           (32,500)
Acquisition of property and equipment                     -              (876)
                                                -----------     -------------
     Net cash provided (used) by investing
      activities:
       Continuing operations                              -           599,420
       Discontinued operations                         (325)           (5,960)
                                                -----------     -------------
     Net cash provided (used) by investing
      activities                                       (325)          593,460
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt from officers                    14,350                 -
 Repayment of debt and long-term obligations              -           (50,000)
 Purchase of treasury stock                               -                (1)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities:
       Continuing operations                         14,350           (50,001)
       Discontinued operations                      (13,728)          (19,340)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                        622           (69,341)
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                        (66,142)           66,970
Cash and cash equivalents, beginning of period       67,243               273
                                                -----------     -------------
Cash and cash equivalents, end of period        $     1,101     $      67,243
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $      56,181
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,000     $     158,000



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

Financial condition

We have incurred operating losses since inception through December 31, 2002.
We incurred operating losses of $244,434 in 2002 and $1,166,674 in 2001. At December 31, 2002, we had an accumulated deficit of $15,317,898. Net cash used in operating activities was $66,439 in 2002 and $457,149 in 2001. At December 31, 2002, we had cash of $1,101. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2002 and 2001, we borrowed an aggregate principal amount of $14,350 and $37,000, respectively, as bridge financing from our officers. In connection with these borrowings, we issued warrants to purchase 1,435 and 3,700 shares of common stock at exercise prices of $0.0001 to $0.1562 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

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

Foreign currency translation

Portions of our operations were conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in operations. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on our consolidated balance sheets as of December 31, 2002 and 2001.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized. Instead, goodwill will be tested for impairment and written down if our fair value declines below our carrying amount. Goodwill amortization ceased as of January 1, 2002. The implementation of SFAS No. 142 did not have a significant impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. We adopted SFAS 144 as of January 1, 2002. The adoption of this statement did not have a material effect on our financial condition or results of operations.

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

                                                     Year ended December 31,
                                                      2002             2001

Net loss, as reported                            $  (394,212)     $  (616,283)
Stock-based compensation, net of tax under
 the intrinsic method                                      -                -
Less stock-based compensation determined
 under fair value based method                        (4,409)         (21,000)
                                                 -----------      -----------
Net loss, pro forma                              $  (398,621)     $  (637,283)
                                                 ===========      ===========

Basic and diluted loss per common share:
  As reported                                    $     (0.06)     $     (0.08)
  Pro forma                                      $     (0.06)     $     (0.08)

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

                                                     Year ended December 31,
                                                      2002             2001

Operating revenues                               $   365,294      $   691,212
Loss from operations                             $  (103,832)     $   (65,197)
Net loss                                         $  (108,789)     $   (92,478)

Balance sheet items related to ARC are as follows:

                                                       As of December 31,
                                                      2002             2001

Assets of discontinued operations                $   189,909      $   240,252
Liabilities of discontinued operations           $   129,839      $    94,693

AIRO Catering Services

In 1999, we sold our interest in AIRO to ORESA Ventures N.V. and Celox S.A. We had receivables from AIRO aggregating $833,274, which were fully reserved. In May 2001, we received about $633,000 as settlement of these receivables and recorded the amount as additional gain.

NOTE 4 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2002, the gross amount of the note is $109,892 and accrued interest is $36,033. These amounts have been fully reserved due to the uncertainty about collectibility.

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

NOTE 6 - DEBT

Debt consists of the following:

                                                           December 31,
                                                      2002             2001

Note payable for purchase of ARC, interest
payable quarterly at 10% per annum, secured
by the fixed assets of ARC, due
January 1, 2005                                  $   400,000      $   400,000

Notes payable to officers, unsecured,
interest rate of 13%, due on demand                   14,350                -
                                                  ----------       ----------
Total debt                                           414,350          400,000
Less short-term debt                                 (14,350)               -
                                                  ----------       ----------
Long-term debt, net                              $   400,000      $   400,000
                                                  ==========       ==========

NOTE 7 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2002             2001

Deferred tax assets:
 Net operating loss carryforward                 $ 2,849,454      $ 2,715,353
 Capital loss carryforward                            26,705           26,705
 Reserve on investment                                37,227           37,227
 Losses from joint operations and subsidiaries        76,698           76,691
 Amortization and depreciation                       302,932          303,097
                                                  ----------       ----------
Total deferred tax assets                          3,293,105        3,159,073
                                                  ----------       ----------

Deferred tax liabilities:
 Earnings of subsidiaries                              4,901            4,901
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         6,878            6,878
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,286,227        3,152,195
Valuation allowance                               (3,286,227)      (3,152,195)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2002, we had net operating loss carryforwards of approximately $8,400,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 8 - COMMON STOCK

In April 2001, we purchased 200 shares of our common stock from a shareholder for $1. At December 31, 2002 and 2001, we have 5,653,469 and 5,653,469 treasury shares, respectively.

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

At December 31, 2002, we had 1,108,700 shares of common stock reserved for issuance upon exercise of outstanding options, and no options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:


                                               Year Ended December 31,
                                           2002                         2001
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                        1,189,700       $  0.26      1,237,700       $  0.28
Changes during the period:
  Granted                            25,000          0.11         60,000          0.14
  Canceled                         (106,000)         0.26       (108,000)         0.43
  Exercised                               -             -              -             -
                                  ---------                    ---------
Shares under option, end of
 period                           1,108,700       $  0.26      1,189,700       $  0.26
                                  =========                    =========
Options exercisable, end of
 period                           1,093,075       $  0.26      1,126,617       $  0.27
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 2002 range from $0.09 to $0.42. The weighted average contractual life of the options outstanding at December 31, 2002 was 2.0 years. The options granted in 2002 and 2001 were issued to officers, directors and employees with an exercise price equal to the market price of our common stock on the grant date. The weighted-average grant-date fair value of options granted during 2002 was $0.11 and during 2001 was $0.13. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001: risk-free interest rate of 5.17% and, 7.0%, respectively; expected dividend yield of 0% and 0%, respectively; expected lives of 7 years and 6.3 years, respectively; and expected volatility of 277% and 188%, respectively.

NOTE 10 - WARRANTS

At December 31, 2002, we had 429,116 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2002                         2001
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period               2,296,931     $  1.55        2,922,356     $  1.42
Changes during the period:
  Granted                             1,435        0.04            3,700        0.12
  Canceled                       (1,869,250)       0.62         (629,125)       0.95
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                              429,116     $  5.60        2,296,931     $  1.55
                                 ==========                   ==========
Warrants exercisable, end of
period                              429,116     $  5.60        2,296,931     $  1.55
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2002 range from $0.0625 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2002 was 1.3 years. The weighted-average grant-date fair value of warrants granted during 2002 was $0.04. During 2002 and 2001, we issued warrants to purchase 1,435 and 3,700 shares of common stock, respectively, at exercise prices of $0.0001 to $0.1562 per share in connection with bridge financing aggregating $14,350 and $37,000, respectively, from our officers.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2002, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2002 and 2001, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for income (loss) per share are as follows:

                                                     Year ended December 31,
                                                      2002             2001
Basic and diluted
Net income (loss) to be used to compute income
 (loss) per share:
 Net income (loss)                               $  (394,212)     $  (616,283)
 Less preferred dividends                           (158,000)        (158,000)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders                                    $  (552,212)     $  (774,283)
                                                  ==========       ==========

Weighted average number of shares:
 Average common shares outstanding                 9,975,760        9,975,825
                                                  ==========       ==========

Basic and diluted income (loss) per common share $     (0.06)     $     (0.08)
                                                  ==========       ==========

NOTE 13 - RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions that have occurred during 2002 and 2001, other than those disclosed elsewhere in the notes to the accompanying consolidated financial statements.

We earn general sales agency revenue by operating the North American sales and marketing office of Air Baltic. We earned $0 and $6,750 of such revenue for each of the years ended December 31, 2002 and 2001, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We lease certain equipment and office space under operating leases. Rental expense under operating leases was $5,111 and $18,960 for 2002 and 2001, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2002.

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