Form 10QSB
period 2003-06-30
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 2003.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          June 30, 2003 and December 31, 2002                              3
         Statements of Operations -
          Three Months Ended June 30, 2003 and 2002
          and Six Months Ended June 30, 2003 and 2002                      4
         Statements of Cash Flows -
          Six Months Ended June 30, 2003 and 2002                          5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         8

Item 3 - Controls And Procedures                                           9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Changes in Securities                                            11

Item 3 - Defaults Upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits                                                         11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                          Consolidated Balance Sheets
                                (unaudited)

                                                      June 30,    December 31,
                                                        2003           2002
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     3,474    $     1,101
                                                   -----------    -----------
    Total current assets                                 3,474          1,101

PROPERTY AND EQUIPMENT, net                                 10             30
ASSETS HELD FOR SALE                                         -        189,909
                                                   -----------    -----------
    Total assets                                   $     3,484    $   191,040
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   136,109    $   165,173
 Dividends payable                                     941,584        862,728
 Short-term debt to officers                            18,450         14,350
                                                   -----------    -----------
    Total current liabilities                        1,096,143      1,042,251

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE             -        129,839
LONG-TERM DEBT, net of current portion                       -        400,000
                                                   -----------    -----------
    Total liabilities                                1,096,143      1,572,090
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 and 15,629,229 shares
  issued and 10,975,760 and 9,975,760 shares
  outstanding                                          166,292        156,292
 Additional paid-in capital                         13,015,130     13,005,130
 Accumulated deficit                               (15,049,507)   (15,317,898)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,092,659)    (1,381,050)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $     3,484    $   191,040
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2003             2002             2003           2002
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------

OPERATING EXPENSES:
 General and administrative          4,905          171,089           22,212         212,150
                                   -------          -------          -------       ---------

INCOME (LOSS) FROM OPERATIONS       (4,905)        (171,089)         (22,212)       (212,150)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                     (506)         (10,238)         (10,971)        (20,238)
                                   -------          -------          -------       ---------
 Total other income (expense)         (506)         (10,238)         (10,971)        (20,238)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS        (5,411)        (181,327)         (33,183)       (232,388)

INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS              (5,411)        (181,327)         (33,183)       (232,388)

DISCONTINUED OPERATIONS                  -           (9,131)         380,430         (45,833)
                                   -------          -------          -------       ---------

NET INCOME (LOSS)                $  (5,411)       $(190,458)      $  347,247      $ (278,221)
                                   =======          =======          =======       =========


PER SHARE AMOUNTS
Basic
Continuing operations              $ (0.00)         $ (0.02)         $ (0.01)        $ (0.03)
Discontinued operations            $    -           $ (0.00)         $  0.04         $ (0.01)
Total                              $ (0.00)         $ (0.02)         $  0.03         $ (0.04)

Diluted
Continuing operations              $ (0.00)         $ (0.02)         $ (0.01)        $ (0.03)
Discontinued operations            $    -           $ (0.00)         $  0.02         $ (0.01)
Total                              $ (0.00)         $ (0.02)         $  0.01         $ (0.04)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic                         10,975,760        9,975,760       10,544,821       9,975,760
  Diluted                       10,975,760        9,975,760       25,132,672       9,975,760


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                     Six Months Ended June 30,
                                                         2003           2002
Cash flows from operating activities:
 Net income (loss)                                 $   347,247    $  (278,221)
 (Income) loss from discontinued operations           (380,430)       108,789
 Noncash adjustments:
  Write-off of notes receivable                              -        145,880
  Depreciation and amortization                             20            458
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                                       -          4,603
   Prepaids and deposits                                     -          1,200
   Accounts payable and accrued liabilities             31,799         43,614
                                                   -----------    -----------
     Net cash used by operating activities:
       Continuing operations                            (1,364)        26,323
       Discontinued operations                          23,116        (74,003)
                                                   -----------    -----------
    Net cash used by operating activities               21,752        (47,680)
                                                   -----------    -----------

Cash flows from investing activities:
 Advances made on notes receivable                           -        (13,380)
                                                   -----------    -----------
     Net cash provided (used) by investing
      activities:
       Continuing operations                                 -        (13,380)
       Discontinued operations                               -           (325)
                                                   -----------    -----------
    Net cash provided (used) by investing
     activities                                              -        (13,705)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors          4,100          9,000
 Repayment of debt                                           -              -
                                                   -----------    -----------
     Net cash provided (used) by financing
      activities:
       Continuing operations                             4,100          9,000
       Discontinued operations                         (23,479)       (13,728)
                                                   -----------    -----------
    Net cash used by financing activities              (19,379)        (4,728)
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                             2,373        (66,113)
Cash and cash equivalents, beginning of period           1,101         67,243
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     3,474    $     1,130
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $    78,856    $    78,856
 Expiration of warrants                                      -        252,793


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At June 30, 2003, we had an accumulated deficit of $15,049,507 and current assets and current liabilities of $3,474 and $1,096,143, respectively, resulting in a working capital deficit of $1,092,669. Net cash provided by operating activities was $21,752 in the six months ended June 30, 2003 and cash used of $47,680 in six months ended June 30, 2002. We currently have limited cash resources available and have obligations due or past due.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2007. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that we can continue to defer certain amounts payable by us that are either currently payable or past due. However, there can be no assurance we will be successful to meet its liquidity needs.

NOTE 3 - DISCONTINUED OPERATIONS

     In March 2003, we sold ARC back to the Nicol Family Partnership. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ARC were:

                                Three Months Ended June 30,   Six Months Ended June 30,
                                     2003             2002             2003           2002
Operating revenues               $         -      $  115,533       $    72,327    $  200,119
Income (loss) from operations    $         -      $   (8,154)      $    (6,404)   $  (43,922)
Net income (loss)                $         -      $   (9,132)      $    (6,793)   $  (45,833)

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended
June 30, 2003 and 2002, all stock warrants and options are considered anti-dilutive. Our Series B Convertible Redeemable Preferred Stock is considered dilutive for the six months ended June 30, 2003. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended June 30,   Six Months Ended June 30,
                                     2003             2002             2003           2002
Net income (loss) to be
 used to compute loss
 per share:
 Net income (loss)                $    (5,411)     $ (190,458)     $   347,247    $  (278,221)
 Less preferred dividends             (39,476)        (39,476)         (78,856)       (78,856)
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - basic             $   (44,887)    $  (229,934)     $   268,391    $  (357,077)
 Plus preferred dividends
  available to Series B
  preferred shareholders                    -               -           17,356              -
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - diluted           $   (44,887)    $  (229,934)     $   285,747    $  (357,077)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares:
 Average common
  shares outstanding - basic       10,975,760       9,975,760       10,544,821      9,975,760
 Plus incremental shares from
  assumed conversion of Series B
  preferred stock                           -               -       14,578,851              -
                                   ----------      ----------       ----------     ----------
 Average common shares - diluted   10,975,760       9,975,760       25,123,672      9,975,760
                                   ==========      ==========       ==========     ==========


Basic income (loss) per
 common share                     $     (0.00)    $     (0.02)     $      0.03    $     (0.04)
                                   ==========      ==========       ==========     ==========
Diluted income (loss)
 per common share                 $     (0.00)    $     (0.02)     $      0.01    $     (0.04)
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

Liquidity and Capital Resources

     We had $3,474 in cash at June 30, 2003, compared to $1,101 at December 31, 2002. This decrease is the result of cash used in operating activities.

     At June 30, 2003, we had working capital deficit of $1,092,669 as compared to $1,041,150 at December 31, 2002. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash provided by operating activities for the six months ended
June 30, 2003 was $21,752 as compared to cash used of $47,680 for the same period of 2002. Net cash used in investing activities was $0 for the six months ended June 30, 2003 compared to $13,705 for the six months ended
June 30, 2002. Net cash used by financing activities was $19,379 for the six months ended June 30, 2003 compared to $4,728 for the six months ended June 30, 2002. Such increase was primarily due to cash used in the discontinued operations of ARC in 2003.

     We have incurred operating losses since inception. At June 30, 2003, we had an accumulated deficit of $15,049,507 and current assets and current liabilities of $3,474 and $1,096,143, respectively, resulting in a working capital deficit of $1,092,669. We currently have limited cash resources available and have obligations due or past due.

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

Date:  March 2, 2007

By:     /s/ David A. Grossman
     David A. Grossman
     Chief Financial Officer

Exhibit 32.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Knauss, Chief Executive Officer and Principal Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer

Exhibit 32.2

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
A. Grossman, Chief Financial Officer and Principal Accounting Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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