Form 10KSB
period 2003-12-31
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2003

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

Common Stock, $0.01 par value
Warrants
(Title of Class)

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

     Issuer's revenues for the year ended December 31, 2003 were $0.

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

SIGNATURES



This 10-KSB together with those of the years 2001 through 2006 are intended to bring our required filings up to date. The financial information contained herein relates to the specific year of the required filing, but most of the textual information is based on the now current factual information.


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


PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2003 and 2002:


                            2003                       2002
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.02        $0.02         $0.20          $0.03
Second Quarter       0.02         0.02          0.12           0.0001
Third Quarter        0.02         0.02          0.02           0.0001
Fourth Quarter       0.02         0.0001        0.02           0.0001

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

Liquidity and Capital Resources

     At December 31, 2003 we had a working capital deficit of $1,183,270 compared to working capital deficit of $1,041,150 at December 31, 2002. The increase in the working capital deficit is due primarily to the increase in accrued liabilities. We had shareholders' deficit of $1,183,270 at December 31, 2003.

     Net cash provided by operating activities was $18,494 for 2003, compared to net cash used of $66,439 for 2002. Net cash used by investing activities was $0 for 2003, compared to $325 for 2002. Net cash used in financing activities was $19,079 for 2003, compared to net cash provided of $622 for 2002.

     We have incurred operating losses from inception through December 31, 2003. We incurred operating losses of $32,462 in 2003 and $244,434 in 2002. At December 31, 2003, we had an accumulated deficit of $15,140,118.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2003 and 2002, we borrowed an aggregate principal amount of $4,400 and $14,350, respectively, as bridge financing from our officers. In connection with these borrowings, we issued warrants to purchase 440 and 1,435 shares of common stock, respectively, at exercise prices of $0.0001 to $0.06 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2003, we had cash of $516. We have limited cash resources available and have obligations due and past due.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $15,140,118 as of December 31, 2003. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. No such options were granted in 2003 and 2002.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2003 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2003 in excess of $100,000.

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    --------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2003     $      0   $     0          $0       $     0               0
 Chief Executive       2002        2,000         0           0             0               0
  Officer              2001       48,000         0           0             0               0

David Grossman,        2003     $      0   $     0     $     0       $     0               0
 Chief Financial       2002        4,000         0           0             0               0
  Officer              2001       36,000         0           0             0               0

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $22,000 and $20,000 for Mr. Knauss and Mr. Grossman, respectively, in 2002 have been accrued. Unpaid salaries of $24,000 and $24,000 for Mr. Knauss and Mr. Grossman, respectively, in 2003 have been accrued.

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

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2003.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2003          Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2003 and the stock option and warrant values as of December 31, 2003.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2003    December 31, 2003
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       296,350 / 0                $0 / $0
David A. Grossman        0           0       318,000 / 0                $0 / $0

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

     32.2 * Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2003 and 2002                F-2

Consolidated statements of operations for the years ended
  December 31, 2003 and 2002                                             F-3

Consolidated statements of shareholders' equity (deficit) for the
  years ended December 31, 2003 and 2002                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2003 and 2002                                             F-6

Notes to consolidated financial statements                               F-7


                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                 December 31,      December 31,
                                                     2003               2002
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       516    $     1,101
                                                   -----------    -----------
    Total current assets                                   516          1,101

PROPERTY AND EQUIPMENT, net                                  -             30
ASSETS HELD FOR SALE                                         -        189,909
                                                   -----------    -----------
    Total assets                                   $       516    $   191,040
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   144,308    $   165,173
 Dividends payable                                   1,020,728        862,728
 Short-term debt                                        18,750         14,350
                                                   -----------    -----------
    Total current liabilities                        1,183,786      1,042,251

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE             -        129,839
LONG-TERM DEBT, net of current portion                       -        400,000
                                                   -----------    -----------
    Total liabilities                                1,183,786      1,572,090
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 and 15,629,229 shares
  issued and 10,975,760 and 9,975,760 shares
  outstanding                                          166,292        156,292
 Additional paid-in capital                         13,015,130     13,005,130
 Accumulated deficit                               (15,140,118)   (15,317,898)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,183,270)    (1,381,050)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $       516    $   191,040
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2003              2002

REVENUES                                       $         -       $         -
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                           26,930            73,745
 Legal and professional                              1,500             1,503
 Depreciation and amortization                          30               477
 Other general and administrative                    4,002           168,709
                                                ----------        ----------
    Total operating expenses                        32,462           244,434
                                                ----------        ----------

LOSS FROM OPERATIONS                               (32,462)         (244,434)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (12,188)          (40,989)
                                                ----------        ----------
     Total other income (expense)                  (12,188)          (40,989)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                        (44,650)         (285,423)

INCOME TAX EXPENSE                                       -                 -
                                                ----------        ----------
LOSS FROM CONTINUING OPERATIONS                    (44,650)         (285,423)

DISCONTINUED OPERATIONS:
 Income (loss) from discontinued operations          6,645          (108,789)
 Gain on disposal of discontinued operations       373,785                 -
                                                ----------        ----------
NET INCOME (LOSS)                              $   335,780       $  (394,212)
                                                ==========        ==========


INCOME (LOSS) PER SHARE AMOUNTS:
Basic:
  Continuing operations                        $     (0.02)      $     (0.05)
  Discontinued operations                      $      0.04       $     (0.01)
  Total                                        $      0.02       $     (0.06)

Diluted:
  Continuing operations                        $     (0.02)      $     (0.05)
  Discontinued operations                      $      0.02       $     (0.01)
  Total                                        $      0.00       $     (0.06)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic                                            9,975,760         9,975,825
Diluted                                         20,754,883         9,975,825



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2001     $  252,793     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Expiration of warrants           (252,793)
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2002     $        -     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Shares issued with sale of ARC                                                                     1,000,000       10,000
Net income
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2003     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2001       $12,752,337    $(14,765,686)      5,653,469    $(804,574)   $  (828,838)
Expiration of warrants               252,793                                                           -
Net loss                                            (394,212)                                   (394,212)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2002       $13,005,130    $(15,317,898)      5,653,469    $(804,574)   $(1,381,050)
Shares issued with sale of ARC        10,000                                                      20,000
Net income                                           335,780                                     335,780
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2003       $13,015,130    $(15,140,118)      5,653,469    $(804,574)   $(1,183,270)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2003              2002
Cash flows from operating activities:
 Net income (loss)                              $   335,780       $  (394,212)
 Income (loss) from discontinued operations        (380,430)          108,789
 Noncash adjustments:
  Write-off of notes receivable                           -           132,500
  Depreciation and amortization                          30               478
  Increase/decrease in current assets and
   current liabilities:
   Accounts receivable                                    -             4,603
   Prepaid and other                                      -             1,200
   Accounts payable and accrued liabilities          39,998            89,450
                                                -----------     -------------
     Net cash provided (used) by operating
      activities:
       Continuing operations                         (4,622)          (57,192)
       Discontinued operations                       23,116            (9,247)
                                                -----------     -------------
     Net cash provided (used) by operating
      activities                                     18,494           (66,439)
                                                -----------     -------------

Cash flows from investing activities:
       Continuing operations                              -                 -
       Discontinued operations                            -              (325)
                                                -----------     -------------
     Net cash used by investing activities                -              (325)
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt from officers                     4,400            14,350
                                                -----------     -------------
     Net cash provided (used) by financing
      activities:
       Continuing operations                          4,400            14,350
       Discontinued operations                      (23,479)          (13,728)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                    (19,079)              622
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                           (585)          (66,142)
Cash and cash equivalents, beginning of period        1,101            67,243
                                                -----------     -------------
Cash and cash equivalents, end of period        $       516     $       1,101
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $           -
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,000     $     158,000



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

Financial condition

We have incurred operating losses since inception through December 31, 2003.
We incurred operating losses of $32,462 in 2003 and $244,434 in 2002. At December 31, 2003, we had an accumulated deficit of $15,140,118. Net cash provided by operating activities was $18,494 in 2003 and net cash used of $66,439 in 2002. At December 31, 2003, we had cash of $516. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2003 and 2002, we borrowed an aggregate principal amount of $4,400 and $14,350, respectively, as bridge financing from our officers. In connection with these borrowings, we issued warrants to purchase 440 and 1,435 shares of common stock at exercise prices of $0.0001 to $0.1562 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

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

Foreign currency translation

Portions of our operations were conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in operations. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on our consolidated balance sheets as of December 31, 2003 and 2002.

New accounting pronouncements

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

                                                     Year ended December 31,
                                                      2003             2002

Net income (loss), as reported                   $   335,780      $  (394,212)
Stock-based compensation, net of tax under
 the intrinsic method                                      -                -
Less stock-based compensation determined
 under fair value based method                          (339)          (4,409)
                                                 -----------      -----------
Net income (loss), pro forma                     $   335,441      $  (398,621)
                                                 ===========      ===========

Basic income (loss) per common share:
  As reported                                    $      0.02      $     (0.06)
  Pro forma                                      $      0.02      $     (0.06)
Diluted income (loss) per common share:
  As reported                                    $      0.00      $     (0.06)
  Pro forma                                      $      0.00      $     (0.06)

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

                                                     Year ended December 31,
                                                      2003             2002

Operating revenues                               $    72,327      $   365,294
Loss from operations                             $    (6,404)     $  (103,832)
Net income (loss)                                $     6,645      $  (108,789)

Balance sheet items related to ARC are as follows:

                                               As of December 31,
                                                      2002

Assets of discontinued operations                $   189,909
Liabilities of discontinued operations           $   129,839

NOTE 4 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2003, the gross amount of the note is $109,492 and accrued interest is $47,022. These amounts have been fully reserved due to the uncertainty about collectibility.

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

NOTE 6 - DEBT

Debt consists of the following:


                                                           December 31,
                                                      2003             2002

Note payable for purchase of ARC, interest
payable quarterly at 10% per annum, secured
by the fixed assets of ARC, due
January 1, 2005                                  $         -      $   400,000

Notes payable to officers, unsecured,
interest rate of 13%, due on demand                   18,750           14,350
                                                  ----------       ----------
Total debt                                            18,750          414,350
Less short-term debt                                 (18,750)         (14,350)
                                                  ----------       ----------
Long-term debt, net                              $         -      $   400,000
                                                  ==========       ==========

NOTE 7 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2003             2002

Deferred tax assets:
 Net operating loss carryforward                 $ 2,730,606      $ 2,849,454
 Capital loss carryforward                            26,705           26,705
 Reserve on investment                                37,227           37,227
 Losses from joint operations and subsidiaries        76,707           76,698
 Amortization and depreciation                       302,794          302,932
                                                  ----------       ----------
Total deferred tax assets                          3,174,039        3,293,105
                                                  ----------       ----------

Deferred tax liabilities:
 Earnings of subsidiaries                                  -            4,901
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         1,977            6,878
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,172,062        3,286,227
Valuation allowance                               (3,172,062)      (3,286,227)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2003, we had net operating loss carryforwards of approximately $8,000,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 8 - COMMON STOCK

In March 2003, we issued 1,000,000 shares of common stock in connection with the transfer of substantially all of the assets of ARC to an affiliate of the Nicol Family Partnership ("NFP") in exchange for the release of all claims and liabilities from Baltic and ARC to NFP. The affiliate of NFP also assumed certain liabilities of ARC.

At December 31, 2003 and 2002, we have 5,653,469 and 5,653,469 treasury shares, respectively.

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

At December 31, 2003, we had 815,350 shares of common stock reserved for issuance upon exercise of outstanding options, and no options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:



                                               Year Ended December 31,
                                           2003                         2002
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                        1,108,700       $  0.26      1,189,700       $  0.26
Changes during the period:
  Granted                                 -             -         25,000          0.11
  Canceled                         (293,350)         0.36       (106,000)         0.26
  Exercised                               -             -              -             -
                                  ---------                    ---------
Shares under option, end of
 period                             815,350       $  0.22      1,108,700       $  0.26
                                  =========                    =========
Options exercisable, end of
 period                             812,225       $  0.21      1,093,075       $  0.26
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 2003 range from $0.09 to $0.42. The weighted average contractual life of the options outstanding at December 31, 2003 was 1.5 years. The options granted in 2002 were issued to officers, directors and employees with an exercise price equal to the market price of our common stock on the grant date. The weighted-average grant-date fair value of options granted during 2002 was $0.11. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002: risk-free interest rate of 5.17%; expected dividend yield of 0%; expected life of 7 years, respectively; and expected volatility of 277%.

NOTE 10 - WARRANTS

At December 31, 2003, we had 429,556 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2003                         2002
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period                 429,116     $  5.60        2,296,931     $  1.55
Changes during the period:
  Granted                               440        0.02            1,435        0.04
  Canceled                                -           -       (1,869,250)       0.62
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                              429,556     $  5.60          429,116     $  5.60
                                 ==========                   ==========
Warrants exercisable, end of
period                              429,556     $  5.60          429,116     $  5.60
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2003 range from $0.0001 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2003 was 0.4 years. The weighted-average grant-date fair value of warrants granted during 2003 was $0.02. During 2003 and 2002, we issued warrants to purchase 440 and 1,435 shares of common stock, respectively, at exercise prices of $0.0001 to $0.06 per share in connection with bridge financing aggregating $4,400 and $14,350, respectively, from our officers.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2003, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2003 and 2002, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for income (loss) per share are as follows:

                                                     Year ended December 31,
                                                      2003             2002
Basic and diluted
Net income (loss) to be used to compute
 income (loss) per share:
  Net income (loss)                               $  335,780      $  (394,212)
 Less preferred dividends                           (158,000)        (158,000)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders - basic                             $  177,780      $  (552,212)
  Plus preferred dividends available to
   preferred shareholders                            158,000                -
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders - diluted                           $  335,780      $  (552,212)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding - basic       10,762,061        9,975,760
  Plus incremental shares from assumed
   conversion of preferred stock                  10,779,123                -
                                                  ----------       ----------
  Average common shares - diluted                 21,541,184        9,975,760
                                                  ==========       ==========

Basic income (loss) per common share                 $  0.02         $  (0.06)
                                                  ==========       ==========
Diluted income (loss) per common share               $  0.00         $  (0.06)
                                                  ==========       ==========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We lease certain equipment and office space under operating leases. Rental expense under operating leases was $0 and $5,111 for 2003 and 2002, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2003.

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

       I, Robert L. Knauss, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

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

       I, David A. Grossman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

Date: March 2, 2007

                              /s/ David A. Grossman
                              -------------------------------------------------
                              David A. Grossman
                              Chief Financial Officer