Form 10QSB
period 2004-09-30
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 2004.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          September 30, 2004 and December 31, 2003                         3
         Statements of Operations -
          Three Months Ended September 30, 2004 and 2003
          and Nine Months Ended September 30, 2004 and 2003                4
         Statements of Cash Flows -
          Nine Months Ended September 30, 2004 and 2003                    5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         8

Item 3 - Controls And Procedures                                           9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Changes in Securities                                            11

Item 3 - Defaults Upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits                                                         11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                  September 30,    December 31,
                                                        2004           2003
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       495    $       516
                                                   -----------    -----------
    Total assets                                   $       495    $       516
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   156,862    $   144,308
 Dividends payable                                   1,139,252      1,020,728
 Short-term debt to officers                            19,470         18,750
                                                   -----------    -----------
    Total liabilities                                1,315,584      1,183,786
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,015,130     13,015,130
 Accumulated deficit                               (15,271,937)   (15,140,118)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,315,089)    (1,183,270)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $       495    $       516
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                               Three Months Ended September 30,   Nine Months Ended September 30,
                                     2004             2003             2004           2003
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------

OPERATING EXPENSES:
 General and administrative          3,676            6,073           11,406          28,285
                                   -------          -------          -------       ---------

INCOME (LOSS) FROM OPERATIONS       (3,676)          (6,073)         (11,406)        (28,285)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                     (638)            (605)          (1,889)        (11,576)
                                   -------          -------          -------       ---------
 Total other income (expense)         (638)            (605)          (1,889)        (11,576)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS        (4,314)          (6,678)         (13,295)        (39,861)

INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS              (4,314)          (6,678)         (13,295)        (39,861)

DISCONTINUED OPERATIONS                  -                -                -         380,430
                                   -------          -------          -------       ---------

NET INCOME (LOSS)                $  (4,314)       $  (6,678)      $  (13,295)     $  340,569
                                   =======          =======          =======       =========


PER SHARE AMOUNTS
Basic
Continuing operations              $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)
Discontinued operations            $    -           $    -           $    -          $  0.03
Total                              $ (0.00)         $ (0.00)         $ (0.01)        $  0.02

Diluted
Continuing operations              $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)
Discontinued operations            $    -           $    -           $    -          $  0.02
Total                              $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic                         10,975,760       10,975,760       10,975,760      10,690,046
  Diluted                       10,975,760       10,975,760       10,975,760      25,481,727


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                Nine Months Ended September 30,
                                                         2004           2003
Cash flows from operating activities:
 Net income (loss)                                 $   (13,295)   $   340,569
 (Income) loss from discontinued operations                  -       (380,430)
 Noncash adjustments:
  Depreciation and amortization                              -             30
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities             12,554         35,944
                                                   -----------    -----------
     Net cash used by operating activities:
       Continuing operations                              (741)        (3,887)
       Discontinued operations                               -         23,116
                                                   -----------    -----------
    Net cash used by operating activities                 (741)        19,229
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors            720          4,100
                                                   -----------    -----------
     Net cash provided (used) by financing
      activities:
       Continuing operations                               720          4,100
       Discontinued operations                               -        (23,479)
                                                   -----------    -----------
     Net cash provided (used) by financing
      activities                                           720        (19,379)
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                               (21)          (150)
Cash and cash equivalents, beginning of period             516          1,101
                                                   -----------    -----------
Cash and cash equivalents, end of period           $       495    $       951
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $   118,524    $   118,428


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At September 30, 2004, we had an accumulated deficit of $15,271,937 and current assets and current liabilities of $495 and $1,315,584, respectively, resulting in a working capital deficit of $1,315,089. Net cash used in operating activities was $741 in the nine months ended September 30, 2004 and cash provided of $19,229 in nine months ended September 30, 2003. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 3 - DISCONTINUED OPERATIONS

     In March 2003, we sold ARC back to the Nicol Family Partnership. The consolidated statements reflect the operating results of the discontinued operations separately from continuing operations. Amounts for prior periods have been restated. Operating results for the discontinued operations of ARC were:

                                Three Months Ended    Nine Months Ended
                                September 30, 2003    September 30, 2003

Operating revenues               $         -            $    72,327
Income (loss) from operations    $         -            $    (6,404)
Net income (loss)                $         -            $    (6,793)

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended September 30, 2004 and 2003, all stock warrants and options are considered anti-dilutive. Our Series B Convertible Redeemable Preferred Stock is considered dilutive for the nine months ended September 30, 2003. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                     2004             2003             2004           2003
Net income (loss) to be
 used to compute loss
 per share:
 Net income (loss)                $    (4,314)     $   (6,678)     $   (13,295)   $   340,569
 Less preferred dividends             (39,572)        (39,572)        (118,524)      (118,428)
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - basic             $   (43,886)    $   (46,250)     $  (131,819)   $   222,141
 Plus preferred dividends
  available to Series B
  preferred shareholders                    -               -                -         26,178
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders - diluted           $   (43,886)    $   (46,250)     $  (131,819)   $   248,319
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares:
 Average common
  shares outstanding - basic       10,975,760      10,975,960       10,975,960     10,690,046
 Plus incremental shares from
  assumed conversion of Series B
  preferred stock                           -               -                -     14,791,681
                                   ----------      ----------       ----------     ----------
 Average common shares - diluted   10,975,760      10,975,960       10,975,960     25,481,727
                                   ==========      ==========       ==========     ==========


Basic income (loss) per
 common share                     $     (0.00)    $     (0.00)     $     (0.01)   $      0.02
                                   ==========      ==========       ==========     ==========
Diluted income (loss)
 per common share                 $     (0.00)    $     (0.00)     $     (0.01)   $      0.01
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

Liquidity and Capital Resources

     We had $495 in cash at September 30, 2004, compared to $516 at December 31, 2003.

     At September 30, 2004, we had working capital deficit of $1,315,089 as compared to $1,183,270 at December 31, 2003. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the nine months ended September 30, 2004 was $741 as compared to cash provided of $19,229 for the same period of 2003. Net cash provided by financing activities was $720 for the nine months ended September 30, 2004 compared to cash used of $19,379 for the nine months ended September 30, 2003. Such increase in cash provided was primarily due to cash used in the discontinued operations of ARC in 2003.

     We have incurred operating losses since inception. At September 30, 2004, we had an accumulated deficit of $15,271,937 and current assets and current liabilities of $495 and $1,315,584, respectively, resulting in a working capital deficit of $1,315,089. We currently have limited cash resources available and have obligations due or past due.

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

Date:  March 2, 2007

By:     /s/ David A. Grossman
     David A. Grossman
     Chief Financial Officer

Exhibit 32.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Knauss, Chief Executive Officer and Principal Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer

Exhibit 32.2

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Grossman, Chief Financial Officer and Principal Accounting Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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