Form 10KSB
period 2004-12-31
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2004

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

     Issuer's revenues for the year ended December 31, 2004 were $0.

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


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2004 and 2003:

                            2004                       2003
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.08        $0.0001       $0.02          $0.02
Second Quarter       0.08         0.0001        0.02           0.02
Third Quarter        0.0001       0.0001        0.02           0.02
Fourth Quarter       0.03         0.0001        0.02           0.0001

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

Liquidity and Capital Resources

     At December 31, 2004 we had a working capital deficit of $1,357,300 compared to working capital deficit of $1,183,270 at December 31, 2003. The increase in the working capital deficit is due primarily to the increase in accrued liabilities. We had shareholders' deficit of $1,357,300 at December 31, 2004.

     Net cash used in operating activities was $750 for 2004, compared to net cash provided of $18,494 for 2003. Net cash provided by financing activities was $720 for 2004, compared to net cash used of $19,079 for 2003.

     We have incurred operating losses from inception through December 31, 2004. We incurred operating losses of $13,407 in 2004 and $32,462 in 2003. At December 31, 2004, we had an accumulated deficit of $15,314,148.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2004 and 2003, we borrowed an aggregate principal amount of $720 and $4,400, respectively, as bridge financing from our officers. In connection with these borrowings, we issued warrants to purchase 0 and 440 shares of common stock, respectively, at an exercise price of $0.02 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2004, we had cash of $486. We have limited cash resources available and have obligations due and past due.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $15,314,148 as of December 31, 2004. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. No such options were granted in 2004 and 2003.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2004 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2004 in excess of $100,000.

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    --------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2004     $      0   $     0          $0       $     0               0
 Chief Executive       2003            0         0           0             0               0
  Officer              2002        2,000         0           0             0               0

David Grossman,        2004     $      0   $     0     $     0       $     0               0
 Chief Financial       2003            0         0           0             0               0
  Officer              2002        4,000         0           0             0               0

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $6,000 and $6,000 for Mr. Knauss and Mr. Grossman, respectively, in 2004 have been accrued. Unpaid salaries of $24,000 and $24,000 for Mr. Knauss and Mr. Grossman, respectively, in 2003 have been accrued. Unpaid salaries of $22,000 and $20,000 for Mr. Knauss and Mr. Grossman, respectively, in 2002 have been accrued.

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

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2004.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2004         Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2004 and the stock option and warrant values as of December 31, 2004.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2004    December 31, 2004
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0       174,000 / 0                $0 / $0
David A. Grossman        0           0       274,000 / 0                $0 / $0

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

     32.2 * Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2004 and 2003                F-2

Consolidated statements of operations for the years ended
  December 31, 2004 and 2003                                             F-3

Consolidated statements of shareholders' equity (deficit) for the
  years ended December 31, 2004 and 2003                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2004 and 2003                                             F-6

Notes to consolidated financial statements                               F-7



FINANCIAL STATEMENTS OF AN INACTIVE REGISTRANT

Pursuant to Sec. 210.3-11 of Regulation S-X, Baltic International USA, Inc. qualifies as an inactive entity, meeting all of the following conditions:

(a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;

(b) We have not purchased or sold any of our own stock, granted options therefore, or levied assessments upon outstanding stock;

(c) Expenditures for all purposes for the fiscal year are not in excess of $100,000;

(d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any
     material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

(e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

Accordingly, the consolidated financial statements of Baltic International USA, Inc. are unaudited.


                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                 December 31,      December 31,
                                                     2004               2003
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       486    $       516
                                                   -----------    -----------
    Total assets                                   $       486    $       516
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   159,492    $   144,308
 Dividends payable                                   1,178,824      1,020,728
 Short-term debt                                        19,470         18,750
                                                   -----------    -----------
    Total current liabilities                        1,357,786      1,183,786

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,015,130     13,015,130
 Accumulated deficit                               (15,314,148)   (15,140,118)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,357,300)    (1,183,270)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $       486    $       516
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2004              2003

REVENUES                                       $         -       $         -
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                           12,872            26,930
 Legal and professional                                  -             1,500
 Depreciation and amortization                           -                30
 Other general and administrative                      535             4,002
                                                ----------        ----------
    Total operating expenses                        13,407            32,462
                                                ----------        ----------

LOSS FROM OPERATIONS                               (13,407)          (32,462)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                   (2,527)          (12,188)
                                                ----------        ----------
     Total other income (expense)                   (2,527)          (12,188)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
 OPERATIONS                                        (15,934)          (44,650)

INCOME TAX EXPENSE                                       -                 -
                                                ----------        ----------
LOSS FROM CONTINUING OPERATIONS                    (15,934)          (44,650)

DISCONTINUED OPERATIONS:
 Income (loss) from discontinued operations              -             6,645
 Gain on disposal of discontinued operations             -           373,785
                                                ----------        ----------
NET INCOME (LOSS)                              $   (15,934)      $   335,780
                                                ==========        ==========


INCOME (LOSS) PER SHARE AMOUNTS:
Basic:
  Continuing operations                        $     (0.02)      $     (0.02)
  Discontinued operations                      $         -       $      0.04
  Total                                        $     (0.02)      $      0.02

Diluted:
  Continuing operations                        $     (0.02)      $     (0.05)
  Discontinued operations                      $         -       $     (0.01)
  Total                                        $     (0.02)      $     (0.06)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic                                           10,975,760        10,762,061
Diluted                                         10,975,760        21,541,184



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2002     $        -     123,000     $1,230,000       14      $  350,000     15,629,229      156,292
Shares issued with sale of ARC                                                                     1,000,000       10,000
Net income
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2003     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2507 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2004     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2002       $13,005,130    $(15,317,898)      5,653,469    $(804,574)   $(1,381,050)
Shares issued with sale of ARC        10,000                                                      20,000
Net income                                           335,780                                     335,780
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2003       $13,015,130    $(15,140,118)      5,653,469    $(804,574)   $(1,183,270)
Net loss                                             (15,934)                                    (15,934)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2507 per share                           (35,096)                                    (35,096)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2004       $13,015,130    $(15,314,148)      5,653,469    $(804,574)   $(1,357,300)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2004              2003
Cash flows from operating activities:
 Net income (loss)                              $   (15,934)      $   335,780
 Income (loss) from discontinued operations               -          (380,430)
 Noncash adjustments:
  Depreciation and amortization                           -                30
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities          15,184            39,998
                                                -----------     -------------
     Net cash provided (used) by operating
      activities:
       Continuing operations                           (750)           (4,622)
       Discontinued operations                            -            23,116
                                                -----------     -------------
     Net cash provided (used) by operating
      activities                                       (750)           18,494
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt from officers                       720             4,400
                                                -----------     -------------
     Net cash provided (used) by financing
      activities:
       Continuing operations                            720             4,400
       Discontinued operations                            -           (23,479)
                                                -----------     -------------
     Net cash provided (used) by financing
      activities                                        720           (19,079)
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                            (30)             (585)
Cash and cash equivalents, beginning of period          516             1,101
                                                -----------     -------------
Cash and cash equivalents, end of period        $       486       $       516
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $           -
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,096     $     158,000



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

Financial condition

We have incurred operating losses since inception through December 31, 2004.
We incurred operating losses of $13,407 in 2004 and $32,462 in 2003. At December 31, 2004, we had an accumulated deficit of $15,314,148. Net cash used by operating activities was $750 in 2004 and net cash provided of $18,494 in 2003. At December 31, 2004, we had cash of $486. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2004 and 2003, we borrowed an aggregate principal amount of $720 and $4,400, respectively, as bridge financing from our officers. In connection with these borrowings, we issued warrants to purchase 0 and 440 shares of common stock at an exercise price of $0.02 per share. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

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

Foreign currency translation

Portions of our operations were conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in operations. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on our consolidated balance sheets as of December 31, 2004 and 2003.

New accounting pronouncements

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

                                                     Year ended December 31,
                                                      2004             2003

Net income (loss), as reported                   $   (15,934)     $   335,780
Stock-based compensation, net of tax under
 the intrinsic method                                      -                -
Less stock-based compensation determined
 under fair value based method                             -             (339)
                                                 -----------      -----------
Net income (loss), pro forma                     $   (15,934)     $   335,441
                                                 ===========      ===========

Basic income (loss) per common share:
  As reported                                    $     (0.02)     $      0.02
  Pro forma                                      $     (0.02)     $      0.02
Diluted income (loss) per common share:
  As reported                                    $     (0.02)     $      0.00
  Pro forma                                      $     (0.02)     $      0.00

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

                                            Year ended December 31,
                                                      2003

Operating revenues                               $    72,327
Loss from operations                             $    (6,404)
Net income (loss)                                $     6,645

NOTE 4 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2004, the gross amount of the note is $109,492 and accrued interest is $58,041. These amounts have been fully reserved due to the uncertainty about collectibility.

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

NOTE 6 - DEBT

Debt consists of the following:


                                                           December 31,
                                                      2004             2003

Notes payable to officers, unsecured,
interest rate of 13%, due on demand              $    19,470      $    18,750
                                                  ----------       ----------
Total debt                                            19,470           18,750
Less short-term debt                                 (19,470)         (18,750)
                                                  ----------       ----------
Long-term debt, net                              $         -      $         -
                                                  ==========       ==========

NOTE 7 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2004             2003

Deferred tax assets:
 Net operating loss carryforward                 $ 2,736,069      $ 2,730,606
 Capital loss carryforward                            26,705           26,705
 Reserve on investment                                37,227           37,227
 Losses from joint operations and subsidiaries        76,717           76,707
 Amortization and depreciation                       302,738          302,794
                                                  ----------       ----------
Total deferred tax assets                          3,179,456        3,174,039
                                                  ----------       ----------

Deferred tax liabilities:
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         1,977            1,977
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,177,479        3,172,062
Valuation allowance                               (3,177,479)      (3,172,062)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2004, we had net operating loss carryforwards of approximately $8,000,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 8 - COMMON STOCK

In March 2003, we issued 1,000,000 shares of common stock in connection with the transfer of substantially all of the assets of ARC to an affiliate of the Nicol Family Partnership ("NFP") in exchange for the release of all claims and liabilities from Baltic and ARC to NFP. The affiliate of NFP also assumed certain liabilities of ARC.

At December 31, 2004 and 2003, we have 5,653,469 and 5,653,469 treasury shares, respectively.

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

At December 31, 2004, we had 577,000 shares of common stock reserved for issuance upon exercise of outstanding options, and no options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:




                                               Year Ended December 31,
                                           2004                         2003
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                          815,350       $  0.22      1,108,700       $  0.26
Changes during the period:
  Granted                                 -             -              -             -
  Canceled                         (263,350)         0.39       (293,350)         0.36
  Exercised                               -             -              -             -
                                  ---------                    ---------
Shares under option, end of
 period                             552,000       $  0.13        815,350       $  0.22
                                  =========                    =========
Options exercisable, end of
 period                             552,000       $  0.13        812,225       $  0.21
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 2004 range from $0.09 to $0.42. The weighted average contractual life of the options outstanding at December 31, 2004 was 3.0 years.

NOTE 10 - WARRANTS

At December 31, 2004, we had 417,756 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2004                         2003
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period                 429,556     $  5.60          429,116     $  5.60
Changes during the period:
  Granted                                 -           -              440        0.02
  Canceled                          (11,800)       0.15                -           -
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                              417,756     $  5.75          429,556     $  5.60
                                 ==========                   ==========
Warrants exercisable, end of
period                              417,756     $  5.75          429,556     $  5.60
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2004 range from $0.0001 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2004 was 1.3 years. The weighted-average grant-date fair value of warrants granted during 2003 was $0.02. During 2003, we issued warrants to purchase 440 shares of common stock, respectively, at an exercise prices of $0.02 per share in connection with bridge financing aggregating $4,400 from our officers.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2004, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2004 and 2003, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 12 - INCOME (LOSS) PER SHARE

Supplemental disclosures for income (loss) per share are as follows:

                                                     Year ended December 31,
                                                      2004             2003
Net income (loss) to be used to compute
 income (loss) per share:
  Net income (loss)                               $  (15,934)     $   335,780
 Less preferred dividends                           (158,096)        (158,000)
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders - basic                             $ (174,030)     $   177,780
  Plus preferred dividends available to
   preferred shareholders                                  -          158,000
                                                  ----------       ----------
Net income (loss) attributable to common
 shareholders - diluted                           $ (174,030)     $   335,780
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding - basic       10,975,760       10,762,061
  Plus incremental shares from assumed
   conversion of preferred stock                           -       10,779,123
                                                  ----------       ----------
  Average common shares - diluted                 10,975,760       21,541,184
                                                  ==========       ==========

Basic income (loss) per common share                 $ (0.02)        $   0.02
                                                  ==========       ==========
Diluted income (loss) per common share               $ (0.02)        $   0.00
                                                  ==========       ==========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Rental expense under operating leases was $0 and $0 for 2004 and 2003, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2004.

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

       I, Robert L. Knauss, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

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

       I, David A. Grossman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

Date: March 2, 2007

                              /s/ David A. Grossman
                              -------------------------------------------------
                              David A. Grossman
                              Chief Financial Officer