Form 10QSB
period 2005-09-30
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 2005.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          September 30, 2005 and December 31, 2004                         3
         Statements of Operations -
          Three Months Ended September 30, 2005 and 2004
          and Nine Months Ended September 30, 2005 and 2004                4
         Statements of Cash Flows -
          Nine Months Ended September 30, 2005 and 2004                    5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         8

Item 3 - Controls And Procedures                                           9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Changes in Securities                                            11

Item 3 - Defaults Upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits                                                         11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                  September 30,    December 31,
                                                        2005           2004
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       463    $       486
                                                   -----------    -----------
    Total assets                                   $       463    $       486
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   172,041    $   159,492
 Dividends payable                                   1,297,252      1,178,824
 Short-term debt to officers                            19,470         19,470
                                                   -----------    -----------
    Total liabilities                                1,488,763      1,357,786
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,015,130     13,015,130
 Accumulated deficit                               (15,445,148)   (15,314,148)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,488,300)    (1,357,300)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $       463    $       486
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                               Three Months Ended September 30,   Nine Months Ended September 30,
                                     2005             2004             2005           2004
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------

OPERATING EXPENSES:
 General and administrative          3,559            3,676           10,679          11,406
                                   -------          -------          -------       ---------

INCOME (LOSS) FROM OPERATIONS       (3,559)          (3,676)         (10,679)        (11,406)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                     (638)            (638)          (1,893)         (1,889)
                                   -------          -------          -------       ---------
 Total other income (expense)         (638)            (638)          (1,893)         (1,889)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   (4,197)          (4,314)         (12,572)        (13,295)

INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------

NET INCOME (LOSS)                $  (4,197)       $  (4,314)      $  (12,572)     $  (13,295)
                                   =======          =======          =======       =========


PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic and diluted             10,975,760       10,975,760       10,975,760      10,975,760


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                Nine Months Ended September 30,
                                                         2005           2004
Cash flows from operating activities:
 Net income (loss)                                 $   (12,572)   $   (13,295)
Noncash adjustments:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities             12,549         12,554
                                                   -----------    -----------
    Net cash used by operating activities                  (23)          (741)
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors              -            720
                                                   -----------    -----------
     Net cash provided by financing activities               -            720
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                               (23)           (21)
Cash and cash equivalents, beginning of period             486            516
                                                   -----------    -----------
Cash and cash equivalents, end of period           $       463    $       495
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $   118,428    $   118,524


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At September 30, 2005, we had an accumulated deficit of $15,445,148 and current assets and current liabilities of $463 and $1,488,763, respectively, resulting in a working capital deficit of $1,488,300. Net cash used in operating activities was $23 in the nine months ended September 30, 2005 and $741 in nine months ended September 30, 2004. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended September 30, 2005 and 2004, all stock warrants and options are considered anti-dilutive. Our Series B Convertible Redeemable Preferred Stock is considered dilutive for the nine months ended September 30, 2003. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                     2005             2004             2005           2004
Net loss to be  used to
 compute loss per share:
 Net income (loss)                $    (4,197)     $   (4,314)     $   (12,572)   $   (13,295)
 Less preferred dividends             (39,572)        (39,572)        (118,428)      (118,524)
                                   ----------      ----------       ----------     ----------
Net loss attributable to common
 shareholders                     $   (43,769)    $   (43,886)     $  (131,000)   $  (131,819)
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

Liquidity and Capital Resources

     We had $463 in cash at September 30, 2005, compared to $486 at December 31, 2004.

     At September 30, 2005, we had working capital deficit of $1,488,300 as compared to $1,444,531 at December 31, 2004. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the nine months ended September 30, 2005 was $23 as compared to $741 for the same period of 2004. Net cash provided by financing activities was $0 for the nine months ended September 30, 2005 compared to $720 for the nine months ended September 30, 2004.

     We have incurred operating losses since inception. At September 30, 2005, we had an accumulated deficit of $15,445,148 and current assets and current liabilities of $463 and $1,488,763, respectively, resulting in a working capital deficit of $1,488,300. We currently have limited cash resources available and have obligations due or past due.

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

Date:  March 2, 2007

By:     /s/ David A. Grossman
     David A. Grossman
     Chief Financial Officer

Exhibit 32.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Knauss, Chief Executive Officer and Principal Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer

Exhibit 32.2

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Grossman, Chief Financial Officer and Principal Accounting Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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