Form 10KSB
period 2005-12-31
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2005

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

     Issuer's revenues for the year ended December 31, 2005 were $0.

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


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2005 and 2004:


                            2005                       2004
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.02        $0.0001       $0.08          $0.0001
Second Quarter       0.0001       0.0001        0.08           0.0001
Third Quarter        0.01         0.0001        0.0001         0.0001
Fourth Quarter       0.001        0.0001        0.03           0.0001

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

Liquidity and Capital Resources

     At December 31, 2005 we had a working capital deficit of $1,527,542 compared to working capital deficit of $1,357,300 at December 31, 2004. The increase in the working capital deficit is due primarily to the increase in accrued liabilities. We had shareholders' deficit of $1,527,542 at December 31, 2005.

     Net cash used in operating activities was $79 for 2005, compared to $750 for 2004. Net cash provided by financing activities was $0 for 2005, compared to $720 for 2004.

     We have incurred operating losses from inception through December 31, 2005. We incurred operating losses of $9,711 in 2005 and $13,407 in 2004. At December 31, 2005, we had an accumulated deficit of $15,484,390.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2004, we borrowed an aggregate principal amount of $720 as bridge financing from our officers. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2005, we had cash of $407. We have limited cash resources available and have obligations due and past due.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $15,484,390 as of December 31, 2005. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. No such options were granted in 2005 and 2004.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2005 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2005 in excess of $100,000.

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    --------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2005     $      0   $     0          $0       $     0               0
 Chief Executive       2004            0         0           0             0               0
  Officer              2003            0         0           0             0               0

David Grossman,        2005     $      0   $     0     $     0       $     0               0
 Chief Financial       2004            0         0           0             0               0
  Officer              2003            0         0           0             0               0

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $6,000 and $6,000 for Mr. Knauss and Mr. Grossman, respectively, in 2005 have been accrued. Unpaid salaries of $6,000 and $6,000 for Mr. Knauss and Mr. Grossman, respectively, in 2004 have been accrued. Unpaid salaries of $24,000 and $24,000 for Mr. Knauss and Mr. Grossman, respectively, in 2003 have been accrued.

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

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2005.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted to
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2005          Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2005 and the stock option and warrant values as of December 31, 2005.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2005    December 31, 2005
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0             0 / 0                $0 / $0
David A. Grossman        0           0       100,000 / 0                $0 / $0

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

     32.2 * Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.




                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2005 and 2004                F-2

Consolidated statements of operations for the years ended
  December 31, 2005 and 2004                                             F-3

Consolidated statements of shareholders' equity (deficit) for the
  years ended December 31, 2005 and 2004                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2005 and 2004                                             F-6

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


                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                 December 31,      December 31,
                                                     2005               2004
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       407    $       486
                                                   -----------    -----------
    Total assets                                   $       407    $       486
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   171,655    $   159,492
 Dividends payable                                   1,336,824      1,178,824
 Short-term debt                                        19,470         19,470
                                                   -----------    -----------
    Total current liabilities                        1,527,949      1,357,786

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,015,130     13,015,130
 Accumulated deficit                               (15,484,390)   (15,314,148)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,527,542)    (1,357,300)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $       407    $       486
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2005              2004

REVENUES                                       $         -       $         -
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                            9,711            12,872
 Other general and administrative                        -               535
                                                ----------        ----------
    Total operating expenses                         9,711            13,407
                                                ----------        ----------

LOSS FROM OPERATIONS                                (9,711)          (13,407)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                   (2,531)           (2,527)
                                                ----------        ----------
     Total other income (expense)                   (2,531)           (2,527)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES                           (12,242)          (15,934)

INCOME TAX EXPENSE                                       -                 -
                                                ----------        ----------
NET LOSS                                       $   (12,242)      $   (15,934)
                                                ==========        ==========


INCOME (LOSS) PER SHARE AMOUNTS:
Basic and diluted                              $     (0.02)      $     (0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic and diluted                               10,975,760        10,975,760



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2003     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2507 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2004     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2005     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount
Total
Balance, December 31, 2003       $13,015,130    $(15,140,118)      5,653,469    $(804,574)
$(1,183,270)
Net loss                                             (15,934)
(15,934)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)
(123,000)
 Series B, $2507 per share                           (35,096)
(35,096)
                                  -----------    ------------     -----------    ---------    -----
------
Balance, December 31, 2004       $13,015,130    $(15,314,148)      5,653,469    $(804,574)
$(1,357,300)
Net loss                                             (12,242)
(12,242)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)
(123,000)
 Series B, $2500 per share                           (35,000)
(35,000)
                                  -----------    ------------     -----------    ---------    -----
------
Balance, December 31, 2005       $13,015,130    $(15,484,390)      5,653,469    $(804,574)
$(1,527,542)
                                  ===========    ============     ===========    =========
===========







     See accompanying notes to consolidated financial statements.


                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2005              2004
Cash flows from operating activities:
 Net loss                                       $   (12,242)      $   (15,934)
 Noncash adjustments:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities          12,163            15,184
                                                -----------     -------------
     Net cash used by operating activities              (79)             (750)
                                                -----------     -------------

Cash flows from financing activities:
 Borrowings of debt from officers                         -               720
                                                -----------     -------------
     Net cash provided by financing activities            -               720
                                                -----------     -------------

Net increase (decrease) in cash and cash
 equivalents                                            (79)              (30)
Cash and cash equivalents, beginning of period          486               516
                                                -----------     -------------
Cash and cash equivalents, end of period        $       407       $       486
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $           -
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,000     $     158,096



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

Financial condition

We have incurred operating losses since inception through December 31, 2005.
We incurred operating losses of $9,711 in 2005 and $13,407 in 2004. At December 31, 2005, we had an accumulated deficit of $15,484,390. Net cash used in operating activities was $79 in 2005 and $750 in 2004. At December 31, 2005, we had cash of $407. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2007. During 2004, we borrowed an aggregate principal amount of $720 as bridge financing from our officers. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

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

Foreign currency translation

Portions of our operations were conducted in convertible foreign currencies and are translated into U.S. dollars at average current rates during each period reported. Foreign currency transaction gains and losses are included in operations. Net exchange gains or losses resulting from the translation of assets and liabilities are accumulated as a separate component of joint venture partners' equity. Any translation gains or losses are not significant and therefore have not been recorded on our consolidated balance sheets as of December 31, 2005 and 2004.

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

                                                     Year ended December 31,
                                                      2005             2004

Net loss, as reported                            $   (12,242)     $   (15,934)
Stock-based compensation, net of tax under
 the intrinsic method                                      -                -
Less stock-based compensation determined
 under fair value based method                             -                -
                                                 -----------      -----------
Net loss, pro forma                              $   (12,242)     $   (15,934)
                                                 ===========      ===========

Basic and diluted loss per common share:
  As reported                                    $     (0.02)     $     (0.02)
  Pro forma                                      $     (0.02)     $     (0.02)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2005, the gross amount of the note is $109,492 and accrued interest is $69,031. These amounts have been fully reserved due to the uncertainty about collectibility.

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

NOTE 4 - NOTES RECEIVABLE

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

NOTE 5 - DEBT

Debt consists of the following:


                                                           December 31,
                                                      2005             2004

Notes payable to officers, unsecured,
interest rate of 13%, due on demand              $    19,470      $    19,470
                                                  ----------       ----------
Total debt                                            19,470           19,470
Less short-term debt                                 (19,470)         (19,470)
                                                  ----------       ----------
Long-term debt, net                              $         -      $         -
                                                  ==========       ==========

NOTE 6 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2005             2004

Deferred tax assets:
 Net operating loss carryforward                 $ 2,740,196      $ 2,736,069
 Capital loss carryforward                            26,705           26,705
 Reserve on investment                                37,227           37,227
 Losses from joint operations and subsidiaries        76,753           76,717
 Amortization and depreciation                       302,738          302,794
                                                  ----------       ----------
Total deferred tax assets                          3,183,619        3,179,456
                                                  ----------       ----------

Deferred tax liabilities:
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         1,977            1,977
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,181,642        3,177,479
Valuation allowance                               (3,181,642)      (3,177,479)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2005, we had net operating loss carryforwards of approximately $8,000,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 8 - COMMON STOCK

In March 2003, we issued 1,000,000 shares of common stock in connection with the transfer of substantially all of the assets of ARC to an affiliate of the Nicol Family Partnership ("NFP") in exchange for the release of all claims and liabilities from Baltic and ARC to NFP. The affiliate of NFP also assumed certain liabilities of ARC.

At December 31, 2005 and 2004, we have 5,653,469 and 5,653,469 treasury shares, respectively.

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

At December 31, 2005, we had 150,000 shares of common stock reserved for issuance upon exercise of outstanding options, and no options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:





                                               Year Ended December 31,
                                           2005                         2004
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                          552,000       $  0.13        815,350       $  0.22
Changes during the period:
  Granted                                 -             -              -             -
  Canceled                         (402,000)         0.14       (263,350)         0.39
  Exercised                               -             -              -             -
                                  ---------                    ---------
Shares under option, end of
 period                             150,000       $  0.12        552,000       $  0.13
                                  =========                    =========
Options exercisable, end of
 period                             150,000       $  0.12        552,000       $  0.13
                                  =========                    =========

The exercise prices of the options outstanding at December 31, 2005 range from $0.10 to $0.12. The weighted average contractual life of the options outstanding at December 31, 2005 was 1.1 years.

NOTE 10 - WARRANTS

At December 31, 2005, we had 405,550 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2005                         2004
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant,
beginning of period                 417,756     $  5.75          429,556     $  5.60
Changes during the period:
  Granted                                 -           -
  Canceled                          (12,206)       0.13          (11,800)       0.15
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                              405,550     $  5.92          417,756     $  5.75
                                 ==========                   ==========
Warrants exercisable, end of
period                              405,550     $  5.92          417,756     $  5.75
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2005 range from $0.0001 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2005 was 0.4 years.

NOTE 11 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2005, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2005 and 2004, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 12 - LOSS PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      2005             2004
Basic and diluted
Net loss to be used to compute loss per share:
  Net loss                                        $  (12,242)     $   (15,934)
 Less preferred dividends                           (158,000)        (158,096)
                                                  ----------       ----------
Net loss attributable to common  shareholders     $ (170,242)     $  (174,030)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding               10,975,760       10,975,760
                                                  ==========       ==========

Basic and diluted loss per common share              $ (0.02)        $   0.02
                                                  ==========       ==========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Rental expense under operating leases was $0 and $0 for 2005 and 2004, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2005.

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

       I, Robert L. Knauss, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

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

       I, David A. Grossman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Baltic International USA, Inc. on Form 10-KSB for the fiscal year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Baltic International USA, Inc.

Date: March 2, 2007

                              /s/ David A. Grossman
                              -------------------------------------------------
                              David A. Grossman
                              Chief Financial Officer