Form 10QSB
period 2006-06-30
BALTIC INTERNATIONAL USA INC
filed 2007-03-09
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 2006.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          June 30, 2006 and December 31, 2005                              3
         Statements of Operations -
          Three Months Ended June 30, 2006 and 2005
          and Six Months Ended June 30, 2006 and 2005                      4
         Statements of Cash Flows -
          Six Months Ended June 30, 2006 and 2005                          5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         8

Item 3 - Controls And Procedures                                           9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Changes in Securities                                            11

Item 3 - Defaults Upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits                                                         11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                          Consolidated Balance Sheets
                                (unaudited)

                                                      June 30,    December 31,
                                                        2006           2005
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       257    $       407
                                                   -----------    -----------
    Total assets                                   $       257    $       407
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   180,015    $   171,655
 Dividends payable                                   1,415,680      1,336,824
 Short-term debt to officers                            19,470         19,470
                                                   -----------    -----------
    Total liabilities                                1,615,165      1,527,949
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,015,130     13,015,130
 Accumulated deficit                               (15,571,756)   (15,484,390)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,614,908)    (1,527,542)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $       257    $       407
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2006             2005             2006           2005
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------

OPERATING EXPENSES:
 General and administrative          3,628            3,560            7,255           7,120
                                   -------          -------          -------       ---------

INCOME (LOSS) FROM OPERATIONS       (3,628)          (3,560)          (7,255)         (7,120)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                     (631)            (631)          (1,255)         (1,255)
                                   -------          -------          -------       ---------
 Total other income (expense)         (631)            (631)          (1,255)         (1,255)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   (4,259)          (4,191)          (8,510)         (8,375)

INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------

NET INCOME (LOSS)                $  (4,259)       $  (4,191)      $   (8,510)     $   (8,375)
                                   =======          =======          =======       =========


PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
Basic and diluted               10,975,760       10,975,760       10,975,760      10,975,760


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                     Six Months Ended June 30,
                                                         2006           2005
Cash flows from operating activities:
 Net loss                                          $    (8,510)   $    (8,375)
 Noncash adjustments:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities              8,360          8,359
                                                   -----------    -----------
    Net cash used by operating activities                 (150)           (16)
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                              (150)           (16)
Cash and cash equivalents, beginning of period             407            486
                                                   -----------    -----------
Cash and cash equivalents, end of period           $       257    $       470
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $    78,856    $    78,856


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At June 30, 2006, we had an accumulated deficit of $15,571,756 and current assets and current liabilities of $257 and $1,615,165, respectively, resulting in a working capital deficit of $1,614,908. Net cash used in operating activities was $150 in the six months ended June 30, 2006 and $16 in six months ended June 30, 2005. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 3 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended
June 30, 2006 and 2005, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended June 30,       Six Months Ended June 30,
                                     2006             2005             2006           2005
Net income (loss) to be
 used to compute loss
 per share:
 Net income (loss)                $    (4,259)     $   (4,191)     $    (8,510)   $    (8,375)
 Less preferred dividends             (39,476)        (39,476)         (78,856)       (78,856)
                                   ----------      ----------       ----------     ----------
Net income (loss)
 attributable to common
 shareholders                     $   (43,735)    $   (43,667)     $   (87,366)   $   (87,231)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares - basic and diluted     10,975,760      10,975,760       10,975,760     10,975,760
                                   ==========      ==========       ==========     ==========

Basic and diluted loss per
 common share                     $     (0.00)    $     (0.00)     $     (0.01)   $     (0.01)
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

Liquidity and Capital Resources

     We had $257 in cash at June 30, 2006, compared to $486 at December 31,
2005.

     At June 30, 2006, we had working capital deficit of $1,614,908 as compared to $1,527,542 at December 31, 2005. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the six months ended June 30, 2006 was $150 as compared to $16 for the same period of 2005.

     We have incurred operating losses since inception. At June 30, 2006, we had an accumulated deficit of $15,571,756 and current assets and current liabilities of $257 and $1,615,165, respectively, resulting in a working capital deficit of $1,614,908. We currently have limited cash resources available and have obligations due or past due.

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

Date:  March 2, 2007

By:     /s/ David A. Grossman
     David A. Grossman
     Chief Financial Officer

Exhibit 32.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Knauss, Chief Executive Officer and Principal Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  March 2, 2007

                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              Robert L. Knauss
                              Chief Executive Officer

Exhibit 32.2

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Baltic International USA, Inc. (the "Company") for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
A. Grossman, Chief Financial Officer and Principal Accounting Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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