Form 10KSB
period 2007-12-31
BALTIC INTERNATIONAL USA INC
filed 2008-04-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2007

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

                          24 Greenway Plaza, Suite 1875
                               Houston, Texas 77046
           (Address of principal executive offices, including zip code)

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

     Issuer's revenues for the year ended December 31, 2007 were $0.

     The issuer's common stock has had limited trading volume. The aggregate market value was $124,913 as of March 31, 2008 for stock held by non-affiliates, based on the last trading price.

     As of March 31, 2008, there were 10,975,760 shares of common stock outstanding.


     Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                                TABLE OF CONTENTS
                                                                           Page

PART I
     Item 1.   Description of Business                                       3

     Item 2.   Description of Property                                       4

     Item 3.   Legal Proceedings                                             4

     Item 4.   Submission of Matters to a Vote of Security Holders           5


PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters      6

     Item 6.   Management's Discussion and Analysis or Plan of Operation     6

     Item 7.   Financial Statements                                         12

     Item 8.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                        12

     Item 8A.  Controls and Procedures                                      12

     Item 8B.  Other Information                                            13


PART III
     Item 9.   Directors and Executive Officers of the Registrant           14

     Item 10.  Executive Compensation                                       15

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management                                                 16

     Item 12.  Certain Relationships and Related Transactions               17

     Item 13.  Exhibits                                                     18

     Item 14.  Principal Accountant Fees and Services                       19

SIGNATURES                                                                  20

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

Current Status as a Shell Company

     Since March 2003, we have been classified as a "shell company".

Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets."

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

Miller Plating and Metal Finishing LLC

     In September 2007, we signed a letter of intent to acquire Miller Plating and Metal Finishing LLC. Miller specializes in plating metals such as magnesium, aluminum, zinc, copper, powdered metals, steel and various other substrates. Miller filed for bankruptcy in October 2007. We are still negotiating an acquisition of the assets of Miller, but there can be no assurance that we will be successful.

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

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2007 and 2006:



                            2007                       2006
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.12        $0.0005       $0.002         $0.0001
Second Quarter       0.09         0.01          0.10           0.002
Third Quarter        0.15         0.006         0.002          0.002
Fourth Quarter       0.12         0.03          0.003          0.0005

     On March 31, 2008, the last sales price for the common stock was $0.016, and we believe there were approximately 1,000 beneficial holders of our common stock.

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

Liquidity and Capital Resources

     At December 31, 2007 we had a working capital deficit of $1,877,412 compared to working capital deficit of $1,702,544 at December 31, 2006. The increase in the working capital deficit is due primarily to the increase in accrued liabilities. We had shareholders' deficit of $1,877,412 at December 31, 2007.

     Net cash used in operating activities was $82 for 2007, compared to $300 for 2006.

     We have incurred operating losses from inception through December 31, 2007. We incurred operating losses of $14,337 in 2007 and $14,471 in 2006. At December 31, 2007, we had an accumulated deficit of $15,834,260.

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

     At December 31, 2007, we had cash of $25. We have limited cash resources available and have obligations due and past due.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $15,834,260 as of December 31, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.

     Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

     We have had no revenues from operations for approximately the past four years. We have had no operations for approximately the past four years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

     Our Certificate of Incorporation authorizes the issuance of a maximum of 40,000,000 shares of common stock and a maximum of 500,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing shareholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without shareholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our shareholders will occur and the rights of the holders of common stock might be materially adversely affected.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A.  CONTROLS AND PROCEDURES.

(a) As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007 such disclosure controls and procedures were effective.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

     Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework
(1992) and Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(b) There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


Item 8B.  OTHER INFORMATION.

       None.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table gives certain information with respect to our executive officers and directors:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (3)     77     Chairman of the Board and Chief Executive
                                      Officer, Director
     David A. Grossman        44     Chief Financial Officer, Corporate
                                      Secretary and Director
     Paul R. Gregory (1)(2)   67     Director
     Juris Padegs (1)(2)(3)   76     Director
     Ted Reynolds (1)(2)      77     Director
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

     Mr. Grossman has served as chief financial officer since September 1997 and as corporate secretary since December 1996. He served as president from November 1998 until May 2000 when he resigned as a full-time employee of BIUSA. He served as comptroller from November 1995 until September 1997. Mr. Grossman was chief financial officer of LynkTel, Inc. from May 2000 to January 2003. From February 2003 to January 2005, he served as operations controller of BHP Billiton. He was an audit partner of Malone & Bailey, PC from 2005 to 2007. Mr. Grossman is currently an audit partner with GBH CPAs, PC. Prior to joining BIUSA, he was an audit senior manager for Deloitte & Touche LLP. Mr. Grossman is a certified public accountant and graduated from Indiana University in 1985 with a BS degree in accounting.

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

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. No such options were granted in 2007 and 2006.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2007 all such filing requirements were satisfied.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2007 in excess of $100,000.

                                 Summary Compensation Tab


                                                                      Long-Term Compensation
                                                                    ------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2007     $      0   $     0     $     0       $     0            0
 Chief Executive       2006            0         0           0             0            0
  Officer              2005            0         0           0             0            0

David Grossman,        2007     $      0   $     0     $     0       $     0            0
 Chief Financial       2006            0         0           0             0            0
  Officer              2005            0         0           0             0            0

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $6,000 and $6,000 for Mr. Knauss and Mr. Grossman, respectively, for each of the years 2005-2007 have been accrued.

Stock Options

     In September 1992, we adopted our 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of our Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The compensation committee of our Board of Directors administers the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of March 31, 2008, no options were outstanding under the Plan.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2007.

                       Option Grants in Last Fiscal Ye

                      Number of     Percentage of Tot
                      Securities      Options/Warrants
                      Underlying         Granted
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2007          Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2007 and the stock option and warrant values as of December 31, 2007.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2007    December 31, 2007
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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our Common Stock by (i) each person known to us who beneficially owns more than 5% of our outstanding Common Stock;
(ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner                    Number                Percent

Nicol Family Partnership (1)             1,500,000                 13.67%
Robert L. Knauss                         1,072,681  (2)             9.53
Citibank (Switzerland) (1)               1,000,000                  9.11
Paul R. Gregory                            515,369                  4.70
Juris Padegs                               286,727  (3)             2.59
David A. Grossman                          220,274  (4)             1.98
Ted Reynolds                                83,000                  0.76
All 5 directors and executive officers   2,178,051  (5)            18.96

 (1) The business address for Citibank (Switzerland) is P. O. Box 244, Zurich, Switzerland CH-8021. The business address for the Nicol Family Partnership is P.O. Box 278, Grapeland, Texas 75844.

 (2) Includes an aggregate of 284,477 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.
 (3) Includes an aggregate of 89,286 shares subject to Series A Preferred Stock that are currently convertible.
 (4) Includes an aggregate of 135,607 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.
 (5) Includes an aggregate of 509,370 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.

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

     31.1 * Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 * Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.2 * Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 * Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We qualify as an inactive entity pursuant to Sec. 210.3-11 of Regulation S-X. Therefore, we have not engaged an independent registered public accountant for any services for the years ended December 31, 2007 and 2006.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              ROBERT L. KNAUSS
                              Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date


/s/ Robert L. Knauss      Chairman of the Board and Chief       April 14, 2008
-----------------------    Executive Officer (Principal
ROBERT L. KNAUSS           Executive Officer)

/s/ David A. Grossman     Chief Financial Officer,              April 14, 2008
-----------------------    Corporate Secretary and Director
DAVID A. GROSSMAN          (Principal Financial and
                           Accounting Officer)


/s/ Paul R. Gregory       Director                              April 14, 2008
-----------------------
PAUL R. GREGORY


/s/ Juris Padegs          Director                              April 14, 2008
-----------------------
JURIS PADEGS


/s/ Ted Reynolds          Director                              April 14, 2008
-----------------------
TED REYNOLDS

                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2007 and 2006                F-2

Consolidated statements of operations for the years ended
  December 31, 2007 and 2006                                             F-3

Consolidated statements of shareholders' deficit for the
  years ended December 31, 2007 and 2006                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2007 and 2006                                             F-6

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

                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                 December 31,      December 31,
                                                     2007               2006
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $        25    $       107
                                                   -----------    -----------
    Total assets                                   $        25    $       107
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   205,143    $   188,357
 Dividends payable                                   1,652,824      1,494,824
 Short-term debt                                        19,470         19,470
                                                   -----------    -----------
    Total current liabilities                        1,877,437      1,702,651
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,015,130     13,015,130
 Accumulated deficit                               (15,834,260)   (15,659,392)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,877,412)    (1,702,544)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $        25    $       107
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2007              2006

REVENUES                                       $         -       $         -
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                           13,764            13,763
 Other general and administrative                      573               708
                                                ----------        ----------
    Total operating expenses                        14,337             14,471
                                                ----------        ----------

LOSS FROM OPERATIONS                               (14,337)           (14,471)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                   (2,531)           (2,531)
                                                ----------        ----------
     Total other income (expense)                   (2,531)           (2,531)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES                           (16,868)          (17,002)

INCOME TAX EXPENSE                                       -                 -
                                                ----------        ----------
NET LOSS                                       $   (16,868)      $   (17,002)
                                                ==========        ==========


INCOME (LOSS) PER SHARE AMOUNTS:
Basic and diluted                              $     (0.02)      $     (0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic and diluted                               10,975,760        10,975,760



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2005     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2006     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2007     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
                               ==========    ========     ==========      ===      ==========     ==========      =======







     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2005       $13,015,130    $(15,484,390)      5,653,469    $(804,574)   $(1,527,542)
Net loss                                             (17,002)                                    (17,002)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2006       $13,015,130    $(15,659,392)      5,653,469    $(804,574)   $(1,702,544)
Net loss                                             (16,868)                                    (16,868)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2007       $13,015,130    $(15,834,260)      5,653,469    $(804,574)   $(1,877,412)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2007              2006
Cash flows from operating activities:
 Net loss                                       $   (16,868)      $   (17,002)
 Noncash adjustments:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities          16,786            16,702
                                                -----------     -------------
     Net cash used by operating activities              (82)             (300)
                                                -----------     -------------

Net decrease in cash and cash equivalents               (82)             (300)
Cash and cash equivalents, beginning of period          107               486
                                                -----------     -------------
Cash and cash equivalents, end of period        $        25       $       107
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $           -
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,000     $     158,000



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

Financial condition

We have incurred operating losses since inception through December 31, 2007.
We incurred operating losses of $14,337 in 2007 and $14,471 in 2006. At December 31, 2007, we had an accumulated deficit of $15,834,260. Net cash used in operating activities was $82 in 2007 and $300 in 2006. At December 31, 2007, we had cash of $25. We currently have limited cash resources available and have obligations due and past due.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of BIUSA and our wholly owned subsidiary, Advanced Reclamation Company, L.L.C. ("ARC"). All significant intercompany accounts and transactions have been eliminated. Our interest in Baltic International Airlines ("BIA") is accounted for using the cost method because BIA has no current operations. Our interest in Lithuanian Aircraft Maintenance Corporation ("LAMCO") was accounted for using the cost method because we owned only 2.6% of LAMCO and it had no operations since our inception.

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

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We adopted SFAS No. 123R as of January 1, 2006. The adoption of this accounting pronouncement did not have a material impact on our financial statements.


In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.
FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprises' financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007. The impact of the adoption of FIN 48 did not have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157, but does not expect its implementation will have a significant impact on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under

Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of SFAS 159, but do not expect its implementation will have a significant impact on our financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2007, the gross amount of the note is $109,892 and accrued interest is $91,009. These amounts have been fully reserved due to the uncertainty about collectibility.

Baltic International Airlines

We entered into a joint venture agreement with the Latvian Civil Aviation Department, an agency of the Government of Latvia, on June 6, 1991 to create BIA as a limited liability company in the Republic of Latvia. We currently own an 89% interest in BIA.

BIA experienced significant losses that have been recognized in our financial statements through a reserve of our investment in BIA in prior years. In conjunction with the transfer of BIA's passenger service operations to Air Baltic Corporation SIA, we entered into negotiations with our partner to restructure BIA and obtain full ownership. We also made advances on behalf of BIA in 1996 to facilitate the termination of operations of BIA. In March 1997, our Latvian partner in BIA agreed to contribute real estate and a promissory note with a combined value of at least $1,000,000 to BIA. In May 1997, we capitalized $6.3 million of BIA's debt to us that was previously reserved by us. BIA will assign the promissory note from the Latvian partner to us. Management believes that the Latvian partner's contribution will be made in the future. We have agreed with the Latvian partner that it will forgive the promissory note of the Latvian partner in exchange for the transfer of the Latvian partner's ownership in BIA. BIA will then become our wholly owned subsidiary.

We recorded a reserve against the investment in BIA of $1,143,115 in 1998 as a result of the uncertainty of the characteristics of the contribution from the Latvian partner and the length of time that has transpired since the Latvian partner committed to make the contribution.

NOTE 4 - DEBT

Debt consists of the following:


                                                           December 31,
                                                      2007             2006

Notes payable to officers, unsecured,
interest rate of 13%, due on demand              $    19,470      $    19,470
                                                  ----------       ----------
Total debt                                            19,470           19,470
Less short-term debt                                 (19,470)         (19,470)
                                                  ----------       ----------
Long-term debt, net                              $         -      $         -
                                                  ==========       ==========

NOTE 5 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2007             2006

Deferred tax assets:
 Net operating loss carryforward                 $ 2,751,582      $ 2,745,874
 Capital loss carryforward                            26,705           26,705
 Reserve on investment                                37,227           37,227
 Losses from joint operations and subsidiaries        76,689           76,855
 Amortization and depreciation                       302,738          302,738
                                                  ----------       ----------
Total deferred tax assets                          3,195,135        3,189,399
                                                  ----------       ----------

Deferred tax liabilities:
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         1,977            1,977
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,193,158        3,187,422
Valuation allowance                               (3,193,158)      (3,187,422)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2007, we had net operating loss carryforwards of approximately $8,100,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 6 - COMMON STOCK

At December 31, 2007 and 2006, we have 5,653,469 and 5,653,469 treasury shares, respectively.

NOTE 7 - OPTIONS

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

At December 31, 2007, we had no options outstanding, and no options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:


                                               Year Ended December 3
                                           2007                         2006
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                          130,000       $  0.12        150,000       $  0.12
Changes during the period
  Granted                                 -             -              -             -
  Canceled                         (130,000)         0.12        (20,000)         0.10
  Exercised                               -             -              -             -
                                  ---------                    ---------
Shares under option, end of
 period                                   -       $     -        130,000       $  0.12
                                  =========                    =========
Options exercisable, end of
 period                                   -       $     -        130,000       $  0.12
                                  =========                    =========

NOTE 8 - WARRANTS

At December 31, 2007, we had 400,415 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 3
                                           2007                         2006
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant
beginning of period                 401,850     $  5.97          405,550     $  5.92
Changes during the period
  Granted                                 -           -                -           -
  Canceled                           (1,435)       0.04           (3,700)       0.12
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                              400,415     $  5.99          401,850     $  5.97
                                 ==========                   ==========
Warrants exercisable, end of
period                              400,415     $  5.99          401,850     $  5.97
                                 ==========                   ==========

The exercise prices of the warrants outstanding at December 31, 2007 range from $0.02 to $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2007 was 0.5 years.

NOTE 9 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2007, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2007 and 2006, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 10 - LOSS PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      2007             2006
Basic and diluted
Net loss to be used to compute loss per share:
  Net loss                                        $  (16,868)     $   (17,002)
 Less preferred dividends                           (158,000)        (158,000)
                                                  ----------       ----------
Net loss attributable to common shareholders      $ (174,868)     $  (175,002)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding               10,975,760       10,975,760
                                                  ==========       ==========

Basic and diluted loss per common share              $ (0.02)        $  (0.02)
                                                  ==========       ==========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Rental expense under operating leases was $0 and $0 for 2007 and 2006, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2007.

We are from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on our operating results or financial position.