Form 10-Q
period 2008-06-30
BALTIC INTERNATIONAL USA INC
filed 2008-08-13
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 2008.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2008: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          June 30, 2008 and December 31, 2007                              3
         Statements of Operations -
          Three Months Ended June 30, 2008 and 2007
          and Six Months Ended June 30, 2008 and 2007                      4
         Statements of Cash Flows -
          Six Months Ended June 30, 2008 and 2007                          5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        9

Item 4 - Controls and Procedures                                          10


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 - Defaults Upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits                                                         11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                          Consolidated Balance Sheets
                                (unaudited)

                                                      June 30,    December 31,
                                                        2008           2007
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $        25    $        25
                                                   -----------    -----------
    Total assets                                   $        25    $        25
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   213,497    $   205,143
 Dividends payable                                   1,731,776      1,652,824
 Short-term debt to officers                            19,470         19,470
                                                   -----------    -----------
    Total liabilities                                1,964,743      1,877,437
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,015,130
 Accumulated deficit                               (15,925,966)   (15,834,260)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (1,964,718)    (1,877,412)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $        25    $        25
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)


                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2008             2007             2007           2007
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------
OPERATING EXPENSES:
 General and administrative          3,440            3,557           11,495           7,219
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM OPERATIONS       (3,440)          (3,557)         (11,495)         (7,219)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                     (630)            (631)          (1,259)         (1,255)
                                   -------          -------          -------       ---------
 Total other income (expense)         (630)            (631)          (1,259)         (1,255)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   (4,177)          (4,188)         (12,754)         (8,474)
INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
NET INCOME (LOSS)                $  (4,177)       $  (4,188)      $  (12,754)     $   (8,474)
                                   =======          =======          =======       =========

PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)         $ (0.00)        $ (0.00)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
Basic and diluted               10,975,760       10,975,760       10,975,760      10,975,760

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                     Six Months Ended June 30,
                                                         2008           2007
Cash flows from operating activities:
 Net loss                                          $   (12,754)   $    (8,474)
 Adjustments to reconcile net loss to cash flows
  from operating activities:
  Share-based compensation                               4,400              -
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities              8,354          8,392
                                                   -----------    -----------
    Net cash used by operating activities                    -            (82)
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                                 -            (82)
Cash and cash equivalents, beginning of period              25            107
                                                   -----------    -----------
Cash and cash equivalents, end of period           $        25    $        25
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $    78,952    $    78,856


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                   Notes to Consolidated Financial Statements
                                (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Baltic International USA, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At June 30, 2008, we had an accumulated deficit of $15,925,966 and current assets and current liabilities of $25 and $1,964,743, respectively, resulting in a working capital deficit of $1,964,718. Net cash used in operating activities was $0 in the six months ended June 30, 2008 and $82 in six months ended June 30, 2007. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended
June 30, 2008 and 2007, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended June 30,       Six Months Ended June 30,
                                     2008             2007             2008           2007
Net income (loss) to be
 used to compute loss
 per share:
 Net loss                         $    (4,177)     $   (4,188)     $    (8,474)   $    (8,474)
 Less preferred dividends             (39,476)        (39,476)         (78,952)       (78,856)
                                   ----------      ----------       ----------     ----------
Net loss attributable to
 common shareholders              $   (43,653)    $   (43,664)     $   (87,426)   $   (87,330)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares - basic and diluted     10,975,760      10,975,760       10,975,760     10,975,760
                                   ==========      ==========       ==========     ==========

Basic and diluted loss per
 common share                     $     (0.00)    $     (0.00)     $     (0.00)   $     (0.00)
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

Liquidity and Capital Resources

     We had $25 in cash at June 30, 2008, compared to $25 at December 31,
2007.

     At June 30, 2008, we had working capital deficit of $1,964,718 as compared to $1,877,412 at December 31, 2007. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the six months ended June 30, 2008 was $0 as compared to $82 for the same period of 2007.

     We have incurred operating losses since inception. At June 30, 2008, we had an accumulated deficit of $15,925,966 and current assets and current liabilities of $25 and $1,964,743, respectively, resulting in a working capital deficit of $1,964,718. We currently have limited cash resources available and have obligations due or past due.

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


Date:  August 13, 2008                  By:  /s/ Robert L. Knauss
     ----------------------                  -------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  August 13, 2008                  By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary