Form 10-Q
period 2008-09-30
BALTIC INTERNATIONAL USA INC
filed 2008-11-12
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 2008.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2008: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
         Balance Sheets -
          September 30, 2008 and December 31, 2007                         3
         Statements of Operations -
          Three Months Ended September 30, 2008 and 2007
          and Nine Months Ended September 30, 2008 and 2007                4
         Statements of Cash Flows -
          Nine Months Ended September 30, 2008 and 2007                    5
         Notes to Financial Statements                                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        9

Item 4 - Controls and Procedures                                           9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 - Defaults Upon Senior Securities                                  11

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 5 - Other Information                                                11

Item 6 - Exhibits                                                         11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                          Consolidated Balance Sheets
                                (unaudited)

                                                  September 30,   December 31,
                                                        2008           2007
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $        25    $        25
                                                   -----------    -----------
    Total assets                                   $        25    $        25
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   217,680    $   205,143
 Dividends payable                                   1,771,348      1,652,824
 Short-term debt to officers                            19,470         19,470
                                                   -----------    -----------
    Total liabilities                                2,008,498      1,877,437
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,015,130     13,015,130
 Accumulated deficit                               (15,969,721)   (15,834,260)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (2,008,473)    (1,877,412)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $        25    $        25
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)


                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                     2008             2007             2008           2007
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------
OPERATING EXPENSES:
 General and administrative          3,441            3,551           15,042          10,770
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM OPERATIONS       (3,441)          (3,551)         (15,042)        (10,770)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                     (636)            (638)          (1,895)         (1,893)
                                   -------          -------          -------       ---------
 Total other income (expense)         (636)            (638)          (1,895)         (1,893)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   (4,183)          (4,189)         (16,937)        (12,663)
INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
NET INCOME (LOSS)                $  (4,183)       $  (4,189)      $  (16,937)     $  (12,663)
                                   =======          =======          =======       =========

PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)         $ (0.00)        $ (0.00)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
Basic and diluted               10,975,760       10,975,760       10,975,760      10,975,760

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                 Nine Months Ended September 30,
                                                         2008           2007
Cash flows from operating activities:
 Net loss                                          $   (16,937)   $   (12,663)
 Noncash adjustments:
  Share-based compensation                               4,400              -
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities             12,537         12,581
                                                   -----------    -----------
    Net cash used by operating activities                    -            (82)
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                                 -            (82)
Cash and cash equivalents, beginning of period              25            107
                                                   -----------    -----------
Cash and cash equivalents, end of period           $        25    $        25
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $   118,524    $   118,428


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At September 30, 2008, we had an accumulated deficit of $15,969,721 and current assets and current liabilities of $25 and $2,008,498, respectively, resulting in a working capital deficit of $2,008,473. Net cash used in operating activities was $0 in the nine months ended September 30, 2008 and $82 in nine months ended September 30, 2007. We currently have limited cash resources available and have obligations due or past due.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meets our business plan and capital needs through December 31, 2009. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that we can continue to defer certain amounts payable by us that are either currently payable or past due. However, there can be no assurance we will be successful to meet our liquidity needs.

NOTE 3 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended September 30, 2008 and 2007, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                             Three Months Ended September 30,    Nine Months Ended September 30,
                                     2008             2007             2008           2007
Net income (loss) to be
 used to compute loss
 per share:
 Net loss                         $    (4,183)     $   (4,189)     $   (16,937)   $   (12,663)
 Less preferred dividends             (39,572)        (39,572)        (118,524)      (118,428)
                                   ----------      ----------       ----------     ----------
Net loss attributable to common
 shareholders                     $   (43,755)    $   (43,761)     $  (135,461)   $  (131,091)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares - basic and diluted     10,975,760      10,975,760       10,975,760     10,975,760
                                   ==========      ==========       ==========     ==========

Basic and diluted loss per
 common share                     $     (0.00)    $     (0.00)     $     (0.00)   $     (0.00)
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

Liquidity and Capital Resources

     We had $25 in cash at September 30, 2008, compared to $25 at December 31, 2007.

     At September 30, 2008, we had working capital deficit of $2,008,473 as compared to $1,877,412 at December 31, 2007. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the nine months ended September 30, 2008 was $0 as compared to $82 for the same period of 2007.

     We have incurred operating losses since inception. At September 30, 2008, we had an accumulated deficit of $15,969,721 and current assets and current liabilities of $25 and $2,008,498, respectively, resulting in a working capital deficit of $2,008,473. We currently have limited cash resources available and have obligations due or past due.

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


Date:  November 12, 2008                By:  /s/ Robert L. Knauss
     ----------------------                  -------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  November 12, 2008                By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary