Form 10-K
period 2008-12-31
BALTIC INTERNATIONAL USA INC
filed 2009-03-31
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2008

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

                          24 E. Greenway Plaza, Suite 1875
                               Houston, Texas 77046
           (Address of principal executive offices, including zip code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]          Accelerated filer [ ]
Non-accelerated filer [ ]            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008) was $124,913.

As of March 27, 2009, there were 10,975,760 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                                                           Page

PART I
     Item 1.   Business                                                      3

     Item 1A.  Risk Factors                                                  x

     Item 2.   Properties                                                    4

     Item 3.   Legal Proceedings                                             4

     Item 4.   Submission of Matters to a Vote of Security Holders           5


PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters      6

     Item 6.   Selected Financial Data                                       x

     Item 7.   Management's Discussion and Analysis or Plan of Operation     6

     Item 8.   Financial Statements                                         12

     Item 9.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                        12

     Item 9A.  Controls and Procedures                                      12

     Item 9B.  Other Information                                            13


PART III
     Item 10.  Directors, Executive Officers and Corporate Governance       14

     Item 11.  Executive Compensation                                       15

     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management and Related stockholder Matters                 16

     Item 13.  Certain Relationships and Related Transactions and
                 Director Independence                                      17

     Item 14.  Principal Accountant Fees and Services                       19

     Item 15.  Exhibits                                                     18

SIGNATURES                                                                  20

                                    PART I

Item 1.  BUSINESS

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

Item 1A.  RISK FACTORS

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $16,013,475 as of December 31, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

Item 2.  PROPERTIES

     Our corporate office is currently at the offices of our chief financial officer in Houston, Texas.

Item 3.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceeding by or about us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.







PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2008 and 2007:



                            2008                       2007
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.12        $0.0005       $0.12          $0.0005
Second Quarter       0.09         0.01          0.09           0.01
Third Quarter        0.15         0.006         0.15           0.006
Fourth Quarter       0.12         0.03          0.12           0.03

     On March 27, 2009, the last sales price for the common stock was $0.016, and we believe there were approximately 1,000 beneficial holders of our common stock.

     We have not paid, and do not currently intend to pay, cash dividends on our common stock. The current policy of our Board of Directors is to retain earnings, if any, to provide funds for operation and expansion of our business. Such policy will be reviewed by our Board of Directors from time to time in light of, among other things, our earnings and financial position.

Item 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

     At December 31, 2008 we had a working capital deficit of $2,052,227 compared to working capital deficit of $1,702,544 at December 31, 2007. The increase in the working capital deficit is due primarily to the increase in accrued liabilities. We had shareholders' deficit of $2,052,227 at December 31, 2008.

     Net cash used in operating activities was $82 for 2008, compared to $300 for 2007.

     We have incurred operating losses from inception through December 31, 2008. We incurred operating losses of $18,588 in 2008 and $14,337 in 2007. At December 31, 2008, we had an accumulated deficit of $16,013,475.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2008. Management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2008, we had cash of $25. We have limited cash resources available and have obligations due and past due.

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

Item 8.  FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A.  CONTROLS AND PROCEDURES.

(a) As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008 such disclosure controls and procedures were effective.

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

     Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework
(1992) and Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(b) There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


Item 9B.  OTHER INFORMATION.

       None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table gives certain information with respect to our executive officers and directors:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (3)     78     Chairman of the Board and Chief Executive
                                      Officer, Director
     David A. Grossman        45     Chief Financial Officer, Corporate
                                      Secretary and Director
     Paul R. Gregory (1)(2)   68     Director
     Juris Padegs (1)(2)(3)   77     Director
     Ted Reynolds (1)(2)      78     Director
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

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. No such options were granted in 2008 and 2007.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2008 all such filing requirements were satisfied.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2008 in excess of $100,000.

                                 Summary Compensation Tab


                                                                      Long-Term Compensation
                                                                    ------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss,         2008     $      0   $     0     $     0       $     0            0
 Chief Executive       2007            0         0           0             0            0
  Officer              2006            0         0           0             0            0

David Grossman,        2008     $      0   $     0     $     0       $     0            0
 Chief Financial       2007            0         0           0             0            0
  Officer              2006            0         0           0             0            0

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $6,000 and $6,000 for Mr. Knauss and Mr. Grossman, respectively, for each of the years 2006-2008 have been accrued.

Stock Options

     In September 1992, we adopted our 1992 Equity Incentive Plan ("Plan"), which was amended effective March 1995, December 1995 and September 1997. The Plan provides for the issuance of incentive stock options and non-qualified options. An aggregate of 1,500,000 shares of our Common Stock may be issued pursuant to options granted under the Plan to employees, non-employee directors and consultants, subject to evergreen provisions included in the Plan. The compensation committee of our Board of Directors administers the Plan. The compensation committee has the authority to determine, among other things, the size, exercise price and other terms and conditions of awards made under the Plan. Subject to certain restrictions, the exercise price of incentive stock options may be no less than 100% of fair market value of a share of Common Stock on the date of grant. As of March 27, 2009, no options were outstanding under the Plan.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2008.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2008          Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2008 and the stock option and warrant values as of December 31, 2008.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2008    December 31, 2008
                 Acquired on      Value       Exercisable/          Exercisable/
Name               Exercise      Realized    Unexercisable         Unexercisable
Robert L. Knauss         0          $0             0 / 0                $0 / $0
David A. Grossman        0           0             0 / 0                $0 / $0

     We have not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 27, 2009, certain information with respect to the beneficial ownership of our Common Stock by (i) each person known to us who beneficially owns more than 5% of our outstanding Common Stock;
(ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

                                              Shares Beneficially Owned
Name of Beneficial Owner                    Number                Percent

Nicol Family Partnership (1)             1,500,000                 13.67%
Robert L. Knauss                         1,072,431  (2)             9.52
Citibank (Switzerland) (1)               1,000,000                  9.11
Paul R. Gregory                            515,369                  4.70
Juris Padegs                               286,727  (3)             2.59
David A. Grossman                          220,084  (4)             1.98
Ted Reynolds                                83,000                  0.76
All 5 directors and executive officers   2,177,611  (5)            18.96

 (1) The business address for Citibank (Switzerland) is P. O. Box 244, Zurich, Switzerland CH-8021. The business address for the Nicol Family Partnership is P.O. Box 278, Grapeland, Texas 75844.

 (2) Includes an aggregate of 284,227 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.
 (3) Includes an aggregate of 89,286 shares subject to Series A Preferred Stock that are currently convertible.
 (4) Includes an aggregate of 135,417 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.
 (5) Includes an aggregate of 508,930 shares subject to warrants and Series A Preferred Stock that are currently exercisable/convertible.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We qualify as an inactive entity pursuant to Sec. 210.3-11 of Regulation S-X. Therefore, we have not engaged an independent registered public accountant for any services for the years ended December 31, 2008 and 2007.

Item 15.  EXHIBITS

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

     10.1 Statement of the Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock,
                as amended   (Exhibit 10.45 to Form SB-2, File No. 333-860)

     31.1 * Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 * Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.2 * Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 * Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ Robert L. Knauss
                              -------------------------------------------------
                              ROBERT L. KNAUSS
                              Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date


/s/ Robert L. Knauss      Chairman of the Board and Chief       March 31, 2008
-----------------------    Executive Officer (Principal
ROBERT L. KNAUSS           Executive Officer)

/s/ David A. Grossman     Chief Financial Officer,              March 31, 2008
-----------------------    Corporate Secretary and Director
DAVID A. GROSSMAN          (Principal Financial and
                           Accounting Officer)


/s/ Paul R. Gregory       Director                              March 31, 2008
-----------------------
PAUL R. GREGORY


/s/ Juris Padegs          Director                              March 31, 2008
-----------------------
JURIS PADEGS


/s/ Ted Reynolds          Director                              March 31, 2008
-----------------------
TED REYNOLDS

                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2008 and 2007                F-2

Consolidated statements of operations for the years ended
  December 31, 2008 and 2007                                             F-3

Consolidated statements of shareholders' deficit for the
  years ended December 31, 2008 and 2007                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2008 and 2007                                             F-6

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

                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                 December 31,      December 31,
                                                     2008               2007
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $        25    $        25
                                                   -----------    -----------
    Total assets                                   $        25    $        25
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   221,862    $   205,143
 Dividends payable                                   1,810,920      1,652,824
 Short-term debt                                        19,470         19,470
                                                   -----------    -----------
    Total current liabilities                        2,052,252      1,877,437
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,015,130
 Accumulated deficit                               (16,013,475)   (15,834,260)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (2,052,227)    (1,877,412)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $        25    $        25
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2008              2007

REVENUES                                       $         -       $         -
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                           18,163            13,764
 Other general and administrative                      425               573
                                                ----------        ----------
    Total operating expenses                        18,588            14,337
                                                ----------        ----------

LOSS FROM OPERATIONS                               (18,588)          (14,337)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                   (2,531)           (2,531)
                                                ----------        ----------
     Total other income (expense)                   (2,531)           (2,531)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES                           (21,119)          (16,868)

INCOME TAX EXPENSE                                       -                 -
                                                ----------        ----------
NET LOSS                                       $   (21,119)      $   (16,868)
                                                ==========        ==========


INCOME (LOSS) PER SHARE AMOUNTS:
Basic and diluted                              $     (0.02)      $     (0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic and diluted                               10,975,760        10,975,760



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2006     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2007     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2008     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2005       $13,015,130    $(15,484,390)      5,653,469    $(804,574)   $(1,527,542)
Net loss                                             (17,002)                                    (17,002)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2006       $13,015,130    $(15,659,392)      5,653,469    $(804,574)   $(1,702,544)
Net loss                                             (16,868)                                    (16,868)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2007       $13,015,130    $(15,834,260)      5,653,469    $(804,574)   $(1,877,412)
Share-based compensation               4,400                                                       4,400
Net loss                                             (21,119)                                    (21,119)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2500 per share                           (35,096)                                    (35,096)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2008       $13,019,530    $(16,013,475)      5,653,469    $(804,574)   $(2,052,227)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2008              2007
Cash flows from operating activities:
 Net loss                                       $   (21,119)      $   (16,868)
 Noncash adjustments:
  Share-based compensation                            4,400                 -
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities          16,719            16,786
                                                -----------     -------------
     Net cash used by operating activities                -               (82)
                                                -----------     -------------

Net decrease in cash and cash equivalents                 -               (82)
Cash and cash equivalents, beginning of year             25               107
                                                -----------     -------------
Cash and cash equivalents, end of year          $        25       $        25
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $           -
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,096     $     158,000



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

Financial condition

We have incurred operating losses since inception through December 31, 2008.
We incurred operating losses of $21,119 in 2008 and $16,868 in 2007. At December 31, 2008, we had an accumulated deficit of $16,013,475. Net cash used in operating activities was $0 in 2008 and $82 in 2007. At December 31, 2008, we had cash of $25. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2008. Management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted this statement effective January 1, 2008. The impact of the adoption of SFAS No. 157 did not have a significant impact on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under

Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future.
We adopted this statement effective January 1, 2008. The impact of the adoption of SFAS No. 159 did not have a significant impact on our financial position, results of operations, and cash flows.


Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - JOINT OPERATIONS

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2008, the gross amount of the note is $109,892 and accrued interest is $101,998. These amounts have been fully reserved due to the uncertainty about collectibility.

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

NOTE 4 - DEBT

Debt consists of the following:


                                                           December 31,
                                                      2008             2007

Notes payable to officers, unsecured,
interest rate of 13%, due on demand              $    19,470      $    19,470
                                                  ----------       ----------
Total debt                                            19,470           19,470
Less short-term debt                                 (19,470)         (19,470)
                                                  ----------       ----------
Long-term debt, net                              $         -      $         -
                                                  ==========       ==========

NOTE 5 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2008             2007

Deferred tax assets:
 Net operating loss carryforward                 $ 2,751,582      $ 2,751,582
 Capital loss carryforward                            26,705           26,705
 Reserve on investment                                37,227           37,227
 Losses from joint operations and subsidiaries        76,689           76,689
 Amortization and depreciation                       302,738          302,738
                                                  ----------       ----------
Total deferred tax assets                          3,195,135        3,195,135
                                                  ----------       ----------

Deferred tax liabilities:
 Other                                                 1,977            1,977
                                                  ----------       ----------
Total deferred tax liabilities                         1,977            1,977
                                                  ----------       ----------
Net deferred tax assets before valuation
 allowance                                         3,193,158        3,193,158
Valuation allowance                               (3,193,158)      (3,193,158)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2008, we had net operating loss carryforwards of approximately $8,100,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2009.

NOTE 6 - OPTIONS

At December 31, 2008, we had no options outstanding, and no options were available for future grant under the Plan. A summary of changes in outstanding options is as follows:


                                               Year Ended December 3
                                           2008                         2007
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                                -       $     -        130,000       $  0.12
Changes during the period
  Granted                                 -             -              -             -
  Canceled                                -             -       (130,000)         0.10
  Exercised                               -             -              -             -
                                  ---------                    ---------
Shares under option, end of
 period                                   -       $     -              -       $     -
                                  =========                    =========
Options exercisable, end of
 period                                   -       $     -              -       $     -
                                  =========                    =========

NOTE 7 - WARRANTS

At December 31, 2008, we had 399,975 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2008                         2007
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant
beginning of period                 400,415     $  5.99          401,850     $  5.97
Changes during the period
  Granted                                 -           -                -           -
  Canceled                             (440)       0.02           (1,435)       0.04
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                              399,975     $  6.00          400,415     $  5.99
                                 ==========                   ==========
Warrants exercisable, end of
period                              399,975     $  6.00          400,415     $  5.99
                                 ==========                   ==========

The exercise price of the warrants outstanding at December 31, 2008 is $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2008 was 1.5 years.

NOTE 8 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2008, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2008 and 2007, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 9 - LOSS PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      2008             2007
Basic and diluted
Net loss to be used to compute loss per share:
  Net loss                                        $  (21,119)     $   (16,868)
  Less preferred dividends                          (158,096)        (158,000)
                                                  ----------       ----------
Net loss attributable to common shareholders      $ (179,215)     $  (174,868)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding               10,975,760       10,975,760
                                                  ==========       ==========

Basic and diluted loss per common share              $ (0.02)        $  (0.02)
                                                  ==========       ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Rental expense under operating leases was $0 and $0 for 2008 and 2007, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2008.

We are from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on our operating results or financial position.