Form 10-Q
period 2009-03-31
BALTIC INTERNATIONAL USA INC
filed 2009-05-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 2009.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2009: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 -  Consolidated Financial Statements
          Balance Sheets -
           March 31, 2009 and December 31, 2008                             3
          Statements of Operations -
           Three Months Ended March 31, 2009 and 2008                       4
          Statements of Cash Flows -
           Three Months Ended March 31, 2009 and 2008                       5
          Notes to Consolidated Financial Statements                        6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk        9

Item 4 -  Controls and Procedures                                          10


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                11

Item 1A - Risk Factors                                                     11

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 -  Defaults Upon Senior Securities                                  11

Item 4 -  Submission of Matters to a Vote of Security Holders              11

Item 5 -  Other Information                                                11

Item 6 -  Exhibits                                                         11

Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                     March 31,     December 31,
                                                        2009           2008
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $        25    $        25
                                                   -----------    -----------
    Total assets                                   $        25    $        25
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   226,029    $   221,862
 Dividends payable                                   1,850,300      1,810,920
 Short-term debt to officers                            19,470         19,470
                                                   -----------    -----------
    Total liabilities                                2,095,799      2,052,252
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (16,057,022)   (16,013,475)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (2,095,774)    (2,052,227)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $        25    $        25
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                                Three Months Ended March 31,
                                     2009             2008
REVENUES                           $     -          $     -
                                   -------          -------

OPERATING EXPENSES:
 General and administrative          3,545            7,948
                                   -------          -------

INCOME (LOSS) FROM OPERATIONS       (3,545)          (7,948)
                                   -------          -------
OTHER INCOME (EXPENSE):
 Interest expense                     (622)            (629)
                                   -------          -------
 Total other income (expense)         (622)            (629)
                                   -------          -------
INCOME (LOSS) BEFORE INCOME TAXES   (4,167)          (8,577)

INCOME TAX EXPENSE                       -                -
                                   -------          -------

NET INCOME (LOSS)                $  (4,167)       $  (8,577)
                                   =======          =======


PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic and diluted             10,975,760       10,975,760


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                   Three Months Ended March 31,
                                                         2009           2008
Cash flows from operating activities:
 Net loss                                          $    (4,167)   $    (8,577)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Share-based compensation                                   -          4,400
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities              4,167          4,177
                                                   -----------    -----------
     Net cash used by operating activities                   -              -
                                                   -----------    -----------

Net decrease in cash and cash equivalents                    -              -
Cash and cash equivalents, beginning of period              25             25
                                                   -----------    -----------
Cash and cash equivalents, end of period           $        25    $        25
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $    39,380    $    39,476

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Baltic International USA, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At March 31, 2009, we had an accumulated deficit of $16,057,022 and current assets and current liabilities of $25 and $2,095,799 respectively, resulting in a working capital deficit of $2,095,774. Net cash used in operating activities was $0 in the three months ended March 31, 2009 and $0 in three months ended March 31, 2008. We currently have limited cash resources available and have obligations due or past due.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2009. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that we can continue to defer certain amounts payable by us that are either currently payable or past due. However, there can be no assurance we will be successful to meet its liquidity needs.

NOTE 3 - WARRANTS

On March 24, 2008, we extended the expiration date of the public warrants to April 26, 2012. In connection with the extension, we recognized $4,400 of expense.

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended March 31, 2009 and 2008, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                 Three Months Ended March 31,
                                      2009             2008

Net loss to be
 used to compute loss
 per share:
 Net income (loss)                $    (4,167)     $   (8,577)
 Less preferred dividends             (39,380)        (39,476)
                                   ----------      ----------
Net income (loss)
 attributable to common
 shareholders                     $   (43,547)    $   (48,053)
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

Liquidity and Capital Resources

     We had $25 in cash at March 31, 2009, compared to $25 at December 31,
2008.

     At March 31, 2009, we had working capital deficit of $2,095,774 as compared to $2,052,227 at December 31, 2008. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the three months ended March 31, 2009 was $0 as compared to $0 for the same period of 2008.

     We have incurred operating losses since inception. At March 31, 2009, we had an accumulated deficit of $16,057,022 and current assets and current liabilities of $25 and $2,095,799, respectively, resulting in a working capital deficit of $2,095,774. We currently have limited cash resources available and have obligations due or past due.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in our market risks since the end of the fiscal year 2008.

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


Item 1A. Risk Factors, Not Required

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


Date:  May 15, 2009                      By:  /s/ Robert L. Knauss
     ----------------------                  -------------------------------
                                             Robert L. Knauss
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  May 15, 2009                      By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Financial Officer and
                                              Corporate Secretary