Form 10-Q
period 2010-09-30
BALTIC INTERNATIONAL USA INC
filed 2010-11-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 2010.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2010: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 -  Consolidated Financial Statements (unaudited)
          Balance Sheets -
           September 30, 2010 and December 31, 2009                         3
          Statements of Operations -
           Three Months Ended September 30, 2010 and 2009
           and Nine Months Ended September 30, 2010 and 2009                4
          Statements of Cash Flows -
           Nine Months Ended September 30, 2010 and 2009                    5
          Notes to Financial Statements                                     6

Item 2 -  Management's Discussion and Analysis or Plan of Operation         8

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk       10

Item 4 -  Controls and Procedures                                          10


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                11

Item 1A - Risk Factors                                                     11

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 -  Defaults Upon Senior Securities                                  11

Item 4 -  (Removed and Reserved)                                           11

Item 5 -  Other Information                                                11

Item 6 -  Exhibits                                                         11

Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                          Consolidated Balance Sheets
                                (unaudited)

                                                   September 30,    December 31,
                                                        2010           2009
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $        25    $        25
                                                   -----------    -----------
    Total current assets                                    25             25

Reimbursable acquisition costs                          50,000              -
                                                   -----------    -----------
    Total assets                                   $    50,025    $        25
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   313,064    $   238,571
 Dividends payable                                   2,087,348      1,968,920
 Short-term debt to officers                            23,444         19,470
                                                   -----------    -----------
    Total liabilities                                2,423,856      2,226,961
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (16,335,079)   (16,188,184)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (2,373,831)    (2,226,936)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $    50,025    $        25
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)


                                Three Months Ended September 30,   Nine Months Ended September 30,
                                     2010             2009             2010           2009
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------
OPERATING EXPENSES:
 General and administrative          8,873            3,547           26,480          10,638
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM OPERATIONS       (8,873)          (3,547)         (26,480)        (10,638)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                     (715)            (636)          (1,987)         (1,888)
                                   -------          -------          -------       ---------
 Total other income (expense)         (715)            (636)          (1,987)         (1,888)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   (9,588)          (4,183)         (28,467)        (12,526)
INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
NET INCOME (LOSS)                $  (9,588)       $  (4,183)      $  (28,467)     $  (12,526)
                                   =======          =======          =======       =========

PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
Basic and diluted               10,975,760       10,975,760       10,975,760      10,975,760

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                 Nine Months Ended September 30,
                                                         2010           2009
Cash flows from operating activities:
 Net loss                                          $   (28,467)   $    (12,526)
 Adjustments to reconcile net loss to cash flows
  from operating activities:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities             24,493          12,526
                                                   -----------    -----------
    Net cash used by operating activities               (3,974)             -
                                                   -----------    -----------

Cash flows from financing activities:
 Proceeds from short-term debt to officer                3,974              -
                                                   -----------    -----------
    Net cash provided by financing activities            3,974              -
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                                 -              -
Cash and cash equivalents, beginning of period              25             25
                                                   -----------    -----------
Cash and cash equivalents, end of period           $        25    $        25
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $   118,428    $   118,428


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At September 30, 2010, we had an accumulated deficit of $16,335,079 and current assets and current liabilities of $25 and $2,423,856, respectively, resulting in a working capital deficit of $2,423,831. Net cash used in operating activities was $3,974 in the nine months ended September 30, 2010 and $0 in nine months ended September 30, 2009. We currently have limited cash resources available and have obligations due or past due.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through the next 12 months. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that we can continue to defer certain amounts payable by us that are either currently payable or past due. However, there can be no assurance we will be successful to meet its liquidity needs.

NOTE 3 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended September 30, 2010 and 2009, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                     2010             2009             2010           2009
Net income (loss) to be
 used to compute loss
 per share:
 Net loss                         $    (9,588)    $    (4,183)     $   (28,467)   $   (12,526)
 Less preferred dividends             (39,572)        (39,572)        (118,428)      (118,428)
                                   ----------      ----------       ----------     ----------
Net loss attributable to
 common shareholders              $   (49,160)    $   (43,755)     $  (146,895)   $  (130,954)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares - basic and diluted     10,975,760      10,975,760       10,975,760     10,975,760
                                   ==========      ==========       ==========     ==========

Basic and diluted loss per
 common share                     $     (0.00)    $     (0.00)     $     (0.01)   $     (0.01)
                                   ==========      ==========       ==========     ==========

NOTE 4 - SUBSEQUENT EVENT

     In October 2010, we completed the merger of one of our subsidiaries with Quality Resource Technologies, Inc. through a spin-off of the subsidiary.

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

     On October 5, 2010, we completed the merger of one of our subsidiaries with Quality Resource Technologies, Inc. ("QRT"). We filed a registration on Form 10 with the Securities and Exchange Commission to register the shares issued by Baltic in connection with the spin-off. Baltic's shareholders of record on October 4, 2010 (the "Record Date") will receive about 79% of the 1,500,000 shares of QRT's common stock owned by Baltic. Baltic shareholders will be issued one share of QRT common stock for each 20 shares of Baltic common stock owned on the Record Date, four shares of QRT common stock for each share of Baltic Series A preferred stock owned on the Record Date, and 10,000 shares of QRT common stock for each share of Baltic Series B preferred stock owned on the Record Date. An additional 13,500,000 shares QRT common stock were issued in the merger.

     During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating additional transactions.

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

Liquidity and Capital Resources

     We had $25 in cash at September 30, 2010, compared to $25 at December 31, 2009.

     At September 30, 2010, we had working capital deficit of $2,423,831 as compared to $2,226,936 at December 31, 2009. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the nine months ended September 30, 2010 was $3,974 as compared to $0 for the same period of 2009.

     Net cash provided by financing activities for the nine months ended September 30, 2010 was $3,974 as compared to $0 for the same period of 2009.

     We have incurred operating losses since inception. At September 30, 2010, we had an accumulated deficit of $16,335,079 and current assets and current liabilities of $25 and $2,423,856, respectively, resulting in a working capital deficit of $2,423,831. We currently have limited cash resources available and have obligations due or past due.

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


Date:  November 15, 2010                By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Executive Officer,
                                              Chief Financial Officer and
                                              Corporate Secretary