Form 10-K
period 2010-12-31
BALTIC INTERNATIONAL USA INC
filed 2011-04-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2010

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

                          6002 Rogerdale Road, Suite 500
                               Houston, Texas 77072
           (Address of principal executive offices, including zip code)

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

Large accelerated filer [ ]          Accelerated filer [ ]
Non-accelerated filer [ ]            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010) was $156,142.

As of March 31, 2011, there were 10,975,760 shares of common stock outstanding.

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

Quality Resource Technologies

In October 2010, we effected a spin-off of our subsidiary, Quality Resource Technologies, Inc. (formerly B-L Merger Sub, Inc.) ("QRT"), to our shareholders of record on October 4, 2010. Quality Resource Technologies is to develop, manufacture and sell innovative light-weight fiber reinforced shipping container and storage units.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $16,382,803 as of December 31, 2010. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

Item 2.  PROPERTIES

     Our corporate office is currently at the offices of our chief executive officer in Houston, Texas.

Item 3.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceeding by or about us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Due to our inability to timely file our Form 10-KSB for fiscal 2001, our common stock was delisted from the OTC Bulletin Board effective with the open of business on May 22, 2002. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol "BISA." The following table sets forth the high and low sales prices of the Common Stock for the years ended December 31, 2010 and 2009:

                            2010                       2009
                    -------------------        ---------------------
                      High         Low           High           Low
                      ----         ---           ----           ---

First Quarter       $0.03        $0.007        $0.02          $0.0001
Second Quarter       0.05         0.01          0.014          0.005
Third Quarter        0.035        0.009         0.021          0.0016
Fourth Quarter       0.04         0.0011        0.021          0.0075

     As of March 31, 2011, the last sales price for the common stock was $0.027 and we believe there were approximately 1,000 beneficial holders of our common stock.

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

Liquidity and Capital Resources

     At December 31, 2010, we had a working capital deficit of $2,421,555 compared to working capital deficit of $1,702,544 at December 31, 2009. The increase in the working capital deficit is due primarily to the increase in accrued liabilities. We had shareholders' deficit of $2,421,555 at December 31, 2010.

     Net cash used in operating activities was $82 for 2010, compared to $300 for 2009.

     We have incurred operating losses from inception through December 31, 2010. We incurred operating losses of $33,691 in 2010 and $14,185 in 2009. At December 31, 2010, we had an accumulated deficit of $16,382,803.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2010. Management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2010, we had cash of $117. We have limited cash resources available and have obligations due and past due.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A.  CONTROLS AND PROCEDURES.

(a) As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2010 such disclosure controls and procedures were effective.

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

     Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework
(1992) and Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

(b) There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


Item 9B.  OTHER INFORMATION.

       None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table gives certain information with respect to our executive officers and directors:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (1)(4)  80     Chairman of the Board and Director
     David A. Grossman (1)    47     Chief Executive Officer, Chief Financial
                                      Officer, Corporate Secretary and Director
     Paul R. Gregory (2)(3)   70     Director
     Ted Reynolds (2)(3)      80     Director
___________________________
(1) Effective February 26, 2010, Mr. Knauss resigned as Chief Executive Officer and Mr. Grossman was named Chief Executive Officer.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Nominating Committee.

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

     Mr. Grossman has served as Chief Financial Officer since September 1997 and as Corporate Secretary since December 1996. He was appointed Chief Executive Officer in February 2010. He served as President from November 1998 until May 2000 when he resigned as a full-time employee of BIUSA. He served as comptroller from November 1995 until September 1997. Mr. Grossman was chief financial officer of LynkTel, Inc. from May 2000 to January 2003. From February 2003 to January 2005, he served as operations controller of BHP Billiton. He was an audit partner of Malone & Bailey, PC from 2005 to 2007. Mr. Grossman is currently an audit partner with GBH CPAs, PC. Prior to joining BIUSA, he was an audit senior manager for Deloitte & Touche LLP. Mr. Grossman is a certified public accountant and graduated from Indiana University in 1985 with a BS degree in accounting.

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

Director Compensation

     Outside directors are entitled to receive options to purchase 10,000 shares of Common Stock in their first year of service and options to purchase 5,000 shares of Common Stock per year thereafter as compensation in addition to reimbursement of out-of-pocket expenses to attend board meetings. No such options were granted in 2010 and 2009.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2010 all such filing requirements were satisfied.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2010 in excess of $100,000.

                                 Summary Compensation Tab


                                                                      Long-Term Compensation
                                                                    ------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
Robert Knauss (3)      2010     $      0   $     0     $     0       $     0            0
 Former Chief          2009            0         0           0             0            0
  Executive Officer

David Grossman (3)     2010     $      0   $     0     $     0       $     0            0
 Chief Executive       2009            0         0           0             0            0
  Officer and Chief
  Financial Officer

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $6,000 and $6,000 for Mr. Knauss and Mr. Grossman, respectively, for each of the years 2009 and 2010 have been accrued.
 (3) Effective February 26, 2010, Mr. Knauss resigned as Chief Executive Officer and Mr. Grossman was named Chief Executive Officer.

Stock Options

     As of March 26, 2010, no options were outstanding.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2010.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2010          Per Share         Date
Robert L. Knauss            0               0.0%             N/A             N/A
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2010 and the stock option and warrant values as of December 31, 2010.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2010    December 31, 2010
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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We qualify as an inactive entity pursuant to Sec. 210.3-11 of Regulation S-X. Therefore, we have not engaged an independent registered public accountant for any services for the years ended December 31, 2010 and 2009.

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

     31 * Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 *       Chief Executive Officer Chief Financial Officer
                Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2011.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ David A. Grossman
                              -------------------------------------------------
                              DAVID A. GROSSMAN
                              Chief Executive Officer and
                                Chief Financial Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date


/s/ Robert L. Knauss      Chairman of the Board                 April 15, 2011
-----------------------
ROBERT L. KNAUSS

/s/ David A. Grossman     Chief Executive Officer,              April 15, 2011
-----------------------    Chief Financial Officer
DAVID A. GROSSMAN          Corporate Secretary and Director
                           (Principal Executive Officer and
                           Principal Financial and Accounting
                           Officer)


/s/ Paul R. Gregory       Director                              April 15, 2011
-----------------------
PAUL R. GREGORY


/s/ Ted Reynolds          Director                              April 15, 2011
-----------------------
TED REYNOLDS

                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2010 and 2009                F-2

Consolidated statements of operations for the years ended
  December 31, 2010 and 2009                                             F-3

Consolidated statements of shareholders' deficit for the
  years ended December 31, 2010 and 2009                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2010 and 2009                                             F-6

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

                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                   December 31,    December 31,
                                                       2010             2009
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       117    $        25
                                                   -----------    -----------
    Total current assets                                   117             25

Reimbursable acquisition costs                          50,000              -
                                                   -----------    -----------
    Total assets                                   $    50,117    $        25
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   309,844    $   238,571
 Dividends payable                                   2,216,920      1,968,920
 Short-term debt                                        34,908         19,470
                                                   -----------    -----------
    Total current liabilities                        2,471,672      2,226,961
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (16,382,803)   (16,188,184)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (2,421,555)    (2,226,936)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $    50,117    $        25
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2010              2009

REVENUES                                       $         -       $         -
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                           13,763            13,763
 Other general and administrative                   19,928               422
                                                ----------        ----------
    Total operating expenses                        33,691            14,185
                                                ----------        ----------

LOSS FROM OPERATIONS                               (33,691)          (14,185)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                   (2,928)           (2,524)
                                                ----------        ----------
     Total other income (expense)                   (2,928)           (2,524)
                                                ----------        ----------

LOSS BEFORE INCOME TAXES                           (36,619)          (16,709)

INCOME TAX EXPENSE                                       -                 -
                                                ----------        ----------
NET LOSS                                       $   (36,619)      $   (16,709)
                                                ==========        ==========


INCOME (LOSS) PER SHARE AMOUNTS:
Basic and diluted                              $     (0.02)      $     (0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic and diluted                               10,975,760        10,975,760



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2008     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2009     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2010     $        -     123,000     $1,230,000       14      $  350,000     16,629,229      166,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2008       $13,015,130    $(16,013,475)      5,653,469    $(804,574)   $(2,052,227)
Net loss                                             (16,709)                                    (16,709)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2,500 per share                          (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2009       $13,019,530    $(16,188,184)      5,653,469    $(804,574)   $(2,226,936)
Net loss                                             (36,619)                                    (36,619)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2,500 per share                          (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2010       $13,019,530    $(16,382,803)      5,653,469    $(804,574)   $(2,421,555)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2010              2009
Cash flows from operating activities:
 Net loss                                       $   (36,619)      $   (16,709)
 Noncash adjustments:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities          21,273            16,709
                                                -----------     -------------
     Net cash used by operating activities          (15,346)                -
                                                -----------     -------------

Cash flows from financing activities:
Borrowings of debt from officers and directors       20,438                 -
Repayments of debt from officers and directors       (5,000)                -
                                                -----------     -------------
     Net cash provided by operating activities       15,438                 -
                                                -----------     -------------

Net decrease in cash and cash equivalents                92                 -
Cash and cash equivalents, beginning of year             25                25
                                                -----------     -------------
Cash and cash equivalents, end of year          $       117       $        25
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $           -
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends declared and unpaid                  $   158,000     $     158,000



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

Financial condition

We have incurred operating losses since inception through December 31, 2010.
We incurred operating losses of $36,619 in 2010 and $16,709 in 2009. At December 31, 2010, we had an accumulated deficit of $16,382,803. Net cash used in operating activities was $15,346 in 2010 and $0 in 2009. At December 31, 2010, we had cash of $117. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2011. Management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

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

Investment securities

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Subsequent events

We evaluated events occurring from the end of our fiscal year, December 31, 2010, through the date when the financial statements were issued.

New accounting pronouncements

Recently issued or adopted accounting pronouncements are not expected to have have, or did not have, a material effect on our financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 - JOINT OPERATIONS

Quality Resource Technologies

In October 2010, we effected a spin-off of our subsidiary, Quality Resource Technologies, Inc. (formerly B-L Merger Sub, Inc.) ("QRT"), to our shareholders of record on October 4, 2010. Quality Resource Technologies is to develop, manufacture and sell innovative light-weight fiber reinforced shipping container and storage units. We continue to own 319,212 shares of QRT at December 31, 2010. These shares will be held as available for sale and marked to market after the QRT begin trading.

As part of the merger with TRQ, Inc., the former owners agreed to reimburse us for $50,000 in costs related to the merger. This amount has been included as reimbursable acquisition costs on the balance sheet at December 31, 2010.

Pembrooke Calox

In February 2000, we acquired a 10% interest in Pembrooke Calox. We acquired this interest in exchange for our efforts during 1999 and 2000 to develop the business plan and negotiate operating agreements and debt financing for Pembrooke Calox. We have a note receivable from Pembrooke Calox, Inc., a start-up company. The note bears interest at 10% and was due on January 31, 2000. At December 31, 2010, the gross amount of the note is $109,892 and accrued interest is $124,007. These amounts have been fully reserved due to the uncertainty about collectibility.

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

NOTE 4 - DEBT

Debt consists of the following:


                                                           December 31,
                                                      2010             2009

Notes payable to officers and directors,
unsecured, interest rate of 13%, due on demand   $    34,908      $    19,470
                                                  ----------       ----------
Total debt                                            34,908           19,470
Less short-term debt                                 (34,908)         (19,470)
                                                  ----------       ----------
Long-term debt, net                              $         -      $         -
                                                  ==========       ==========

NOTE 5 - INCOME TAXES

The components of net deferred tax assets consist of the following:

                                                           December 31,
                                                      2010             2009

Deferred tax assets:
 Net operating loss carryforward                 $ 2,835,265      $ 4,102,085
Valuation allowance                               (2,835,265)      (4,102,085)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2010, we had net operating loss carryforwards of approximately $8,300,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2011.

NOTE 6 - OPTIONS

At December 31, 2010, we had no options outstanding, and no options were available for future grant. A summary of changes in outstanding options is as follows:


                                               Year Ended December 3
                                           2010                         2009
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under option, beginning
 of period                                -       $     -              -       $     -
Changes during the period
  Granted                                 -             -              -             -
  Canceled                                -             -              -             -
  Exercised                               -             -              -             -
                                  ---------                    ---------
Shares under option, end of
 period                                   -       $     -              -       $     -
                                  =========                    =========
Options exercisable, end of
 period                                   -       $     -              -       $     -
                                  =========                    =========

NOTE 7 - WARRANTS

At December 31, 2010, we had 399,975 shares of common stock reserved for issuance upon exercise of outstanding warrants. A summary of changes in outstanding warrants is as follows:


                                               Year Ended December 31,
                                           2010                         2009
                                                  Weighted                    Weighted
                                                   Average                     Average
                                     Shares    Exercise Price     Shares   Exercise Price
Shares under warrant
beginning of period                 399,975     $  6.00          399,975     $  6.00
Changes during the period
  Granted                                 -           -                -           -
  Canceled                                -           -                -           -
  Exercised                               -           -                -           -
                                 ----------                   ----------
Shares under warrant, end of
period                              399,975     $  6.00          399,975     $  6.00
                                 ==========                   ==========
Warrants exercisable, end of
period                              399,975     $  6.00          399,975     $  6.00
                                 ==========                   ==========

The exercise price of the warrants outstanding at December 31, 2010 is $6.00. The weighted average contractual life of the warrants outstanding at December 31, 2010 was 1.5 years.

NOTE 8 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2010, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2010 and 2009, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 9 - LOSS PER SHARE

Supplemental disclosures for loss per share are as follows:

                                                     Year ended December 31,
                                                      2010             2009
Basic and diluted
Net loss to be used to compute loss per share:
  Net loss                                        $  (36,619)     $   (16,709)
  Less preferred dividends                          (158,000)        (158,000)
                                                  ----------       ----------
Net loss attributable to common shareholders      $ (194,619)     $  (174,709)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding               10,975,760       10,975,760
                                                  ==========       ==========

Basic and diluted loss per common share              $ (0.02)        $  (0.02)
                                                  ==========       ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Rent expense under operating leases was $0 and $0 for 2010 and 2009, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2010.

We are from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on our operating results or financial position.