Form 10-Q
period 2011-03-31
BALTIC INTERNATIONAL USA INC
filed 2011-05-16
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 2011.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2011: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 -  Consolidated Financial Statements
          Balance Sheets -
           March 31, 2011 and December 31, 2010                             3
          Statements of Operations -
           Three Months Ended March 31, 2011 and 2010                       4
          Statements of Cash Flows -
           Three Months Ended March 31, 2011 and 2010                       5
          Notes to Consolidated Financial Statements                        6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk        9

Item 4 -  Controls and Procedures                                          10


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                11

Item 1A - Risk Factors                                                     11

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 -  Defaults Upon Senior Securities                                  11

Item 4 -  (Removed and Reserved)                                           11

Item 5 -  Other Information                                                11

Item 6 -  Exhibits                                                         11

Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                     March 31,     December 31,
                                                        2011           2010
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       325    $       117
                                                   -----------    -----------
    Total current assets                                   325            117

Reimbursable acquisition costs                          50,000         50,000
                                                   -----------    -----------
    Total assets                                   $    50,325    $    50,117
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   314,674    $   309,844
 Dividends payable                                   2,166,300      2,126,920
 Short-term debt to officers                            35,108         34,908
                                                   -----------    -----------
    Total liabilities                                2,516,082      2,471,672
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (16,427,005)   (16,382,803)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (2,465,757)    (2,421,555)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $    50,325    $    50,117
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                                Three Months Ended March 31,
                                     2011             2010
REVENUES                           $     -          $     -
                                   -------          -------

OPERATING EXPENSES:
 General and administrative          3,540            3,548
                                   -------          -------

INCOME (LOSS) FROM OPERATIONS       (3,540)          (3,548)
                                   -------          -------
OTHER INCOME (EXPENSE):
 Interest expense                   (1,282)            (622)
                                   -------          -------
 Total other income (expense)       (1,282)            (622)
                                   -------          -------
INCOME (LOSS) BEFORE INCOME TAXES   (4,822)          (4,170)

INCOME TAX EXPENSE                       -                -
                                   -------          -------

NET INCOME (LOSS)                $  (4,822)       $  (4,170)
                                   =======          =======


PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic and diluted             10,975,760       10,975,760


See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                   Three Months Ended March 31,
                                                         2011           2010
Cash flows from operating activities:
 Net loss                                          $    (4,822)   $    (4,170)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities              4,830          4,170
                                                   -----------    -----------
     Net cash provided by operating activities               8              -
                                                   -----------    -----------

Cash flows from financing activities:
 Borrowings of debt from officers and directors            200              -
                                                   -----------    -----------
     Net cash provided by financing activities             200              -
                                                   -----------    -----------

Net increase in cash and cash equivalents                  208              -
Cash and cash equivalents, beginning of period             117             25
                                                   -----------    -----------
Cash and cash equivalents, end of period           $       325    $        25
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid on preferred stock  $    39,380    $    39,380

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Baltic International USA, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At March 31, 2011, we had an accumulated deficit of $16,427,005 and current assets and current liabilities of $325 and $2,516,082 respectively, resulting in a working capital deficit of $2,515,757. Net cash used in operating activities was $8 in the three months ended March 31, 2011 and $0 in three months ended March 31, 2010. We currently have limited cash resources available and have obligations due or past due.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meets its business plan and capital needs through December 31, 2011. Additionally, management believes we have the ability to obtain additional financing from key officers, directors and certain investors. Management also believes that we can continue to defer certain amounts payable by us that are either currently payable or past due. However, there can be no assurance we will be successful to meet its liquidity needs.

NOTE 3 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended March 31, 2011 and 2010, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                 Three Months Ended March 31,
                                      2011             2010

Net loss to be
 used to compute loss
 per share:
 Net income (loss)                $    (4,822)     $   (4,170)
 Less preferred dividends             (39,380)        (39,380)
                                   ----------      ----------
Net income (loss)
 attributable to common
 shareholders                     $   (44,202)    $   (43,550)
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

Quality Resource Technologies

In October 2010, we effected a spin-off of our subsidiary, Quality Resource Technologies, Inc. (formerly B-L Merger Sub, Inc.) ("QRT"), to our shareholders of record on October 4, 2010. Quality Resource Technologies is to develop, manufacture and sell innovative light-weight fiber reinforced shipping container and storage and housing units. QRT filed a registration statement on Form 10 on May 13, 2011 in order to register the shares distributed to our shareholders. QRT will be a separate publicly traded company.

Liquidity and Capital Resources

     We had $325 in cash at March 31, 2011, compared to $117 at December 31,
2010.

     At March 31, 2011, we had working capital deficit of $2,515,757 as compared to $2,471,555 at December 31, 2010. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash provided by operating activities for the three months ended March 31, 2011 was $8 as compared to $0 for the same period of 2010.

     We have incurred operating losses since inception. At March 31, 2011, we had an accumulated deficit of $16,427,005 and current assets and current liabilities of $325 and $2,516,082, respectively, resulting in a working capital deficit of $2,515,757. We currently have limited cash resources available and have obligations due or past due.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in our market risks since the end of the fiscal year 2010.

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


Date:  May 14, 2011                      By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Executive Officer,
                                              Chief Financial Officer and
                                              Corporate Secretary