Form 10-Q
period 2012-06-30
BALTIC INTERNATIONAL USA INC
filed 2012-08-20
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended June 30, 2012.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2012: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION
Item 1 -  Consolidated Financial Statements (unaudited)
          Balance Sheets -
           June 30, 2012 and December 31, 2011                              3
          Statements of Operations -
           Three Months Ended June 30, 2012 and 2011
           and Six Months Ended June 30, 2012 and 2011                      4
          Statements of Cash Flows -
           Six Months Ended June 30, 2012 and 2011                          5
          Notes to Financial Statements                                     6

Item 2 -  Management's Discussion and Analysis or Plan of Operation         8

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk        9

Item 4 -  Controls and Procedures                                          10


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                11

Item 1A - Risk Factors                                                     11

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 -  Defaults Upon Senior Securities                                  11

Item 4 -  Mine Safety Disclosures                                          11

Item 5 -  Other Information                                                11

Item 6 -  Exhibits                                                         11

Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                          Consolidated Balance Sheets
                                (unaudited)

                                                      June 30,    December 31,
                                                        2012           2011
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $       300    $       300
                                                   -----------    -----------
    Total current assets                                   300            300

Reimbursable acquisition costs                          50,000         50,000
                                                   -----------    -----------
    Total assets                                   $    50,300    $    50,300
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   338,684    $   328,872
 Dividends payable                                   2,363,872      2,284,920
 Short-term debt to officers and directors              36,981         36,981
                                                   -----------    -----------
    Total liabilities                                2,739,537      2,650,773
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (16,650,485)   (16,561,721)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (2,689,237)    (2,600,473)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $    50,300    $    50,300
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)


                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2012             2011             2012           2011
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------
OPERATING EXPENSES:
 General and administrative          3,549            4,790            7,098           8,330
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM OPERATIONS       (3,549)          (4,790)          (7,098)         (8,330)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                   (1,357)          (1,329)          (2,714)         (2,611)
                                   -------          -------          -------       ---------
 Total other income (expense)       (1,357)          (1,329)          (2,714)         (2,611)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   (4,906)          (6,119)          (9,812)        (10,941)
INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
NET INCOME (LOSS)                $  (4,906)       $  (6,119)      $   (9,812)     $  (10,941)
                                   =======          =======          =======       =========

PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
Basic and diluted               10,975,760       10,975,760       10,975,760      10,975,760

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                     Six Months Ended June 30,
                                                         2012           2011
Cash flows from operating activities:
 Net loss                                          $    (9,812)   $   (10,941)
 Adjustments to reconcile net loss to cash flows
  from operating activities:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities              9,812          9,051
                                                   -----------    -----------
    Net cash used by operating activities                    -        (1,890)
                                                   -----------    -----------

Cash flows from financing activities:
 Proceeds from short-term debt to officer                    -          2,073
                                                   -----------    -----------
    Net cash provided by financing activities                -          2,073
                                                   -----------    -----------

Net increase in cash and cash equivalents                    -            183
Cash and cash equivalents, beginning of period             300            117
                                                   -----------    -----------
Cash and cash equivalents, end of period           $       300    $       300
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid                     $    78,952    $    78,856


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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At June 30, 2012, we had an accumulated deficit of $16,650,485 and current assets and current liabilities of $300 and $2,739,537, respectively, resulting in a working capital deficit of $2,739,237. Net cash used in operating activities was $0 in the six months ended June 30, 2012 and $1,890 in six months ended
June 30, 2011. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 4 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended
June 30, 2012 and 2011, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended June 30,       Six Months Ended June 30,
                                     2012             2011             2012           2011
Net income (loss) to be
 used to compute loss
 per share:
 Net loss                         $    (4,906)     $   (6,119)     $    (9,812)   $   (10,941)
 Less preferred dividends             (39,476)        (39,476)         (78,952)       (78,856)
                                   ----------      ----------       ----------     ----------
Net loss attributable to
 common shareholders              $   (44,382)    $   (45,595)     $   (88,764)   $   (89,797)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares - basic and diluted     10,975,760      10,975,760       10,975,760     10,975,760
                                   ==========      ==========       ==========     ==========

Basic and diluted loss per
 common share                     $     (0.00)    $     (0.00)     $     (0.01)   $     (0.01)
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

Liquidity and Capital Resources

     We had $300 in cash at June 30, 2012, compared to $300 at December 31,
2011.

     At June 30, 2012, we had working capital deficit of $2,739,237 as compared to $2,650,473 at December 31, 2011. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash used in operating activities for the six months ended June 30, 2012 was $0 as compared to $1,890 for the same period of 2011.

     Net cash provided by financing activities for the six months ended June 30, 2012 was $0 as compared to $2,073 for the same period of 2011.

     We have incurred operating losses since inception. At June 30, 2012, we had an accumulated deficit of $16,650,485 and current assets and current liabilities of $300 and $2,739,537, respectively, resulting in a working capital deficit of $2,739,237. We currently have limited cash resources available and have obligations due or past due.

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


Date:  August 20, 2012                  By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Executive Officer,
                                              Chief Financial Officer and
                                              Corporate Secretary