Form 10-Q
period 2015-09-30
BALTIC INTERNATIONAL USA INC
filed 2015-11-23
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended September 30, 2015.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of November 20, 2015: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 -  Consolidated Financial Statements (unaudited)
          Balance Sheets -
           September 30, 2015 and December 31, 2014                         3
          Statements of Operations -
           Three and Nine Months Ended September 30, 2015 and 2014          4
          Statements of Cash Flows -
           Nine Months Ended September 30, 2015 and 2014                    5
          Notes to Consolidated Financial Statements                        6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk        9

Item 4 -  Controls and Procedures                                          10


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                11

Item 1A - Risk Factors                                                     11

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3 -  Defaults Upon Senior Securities                                  11

Item 4 -  Mine Safety Disclosures                                          11

Item 5 -  Other Information                                                11

Item 6 -  Exhibits                                                         11

Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                  September 30,    December 31,
                                                       2015            2014
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     2,979    $     2,979
                                                   -----------    -----------
    Total current assets                                 2,979          2,979

Reimbursable acquisition costs                          50,000         50,000
                                                   -----------    -----------
    Total assets                                   $    52,979    $    52,979
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   354,839    $   335,900
 Dividends payable                                   2,877,444      2,759,016
 Short-term debt to officers and directors              69,481         69,481
                                                   -----------    -----------
    Total liabilities                                3,301,764      3,164,397
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (17,210,033)   (17,072,666)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (3,248,785)    (3,111,418)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $    52,979    $    52,979
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)


                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                     2015             2014             2015           2014
REVENUES                           $     -          $     -          $     -       $       -
                                   -------          -------          -------       ---------
OPERATING EXPENSES:
 General and administrative          3,440            4,446           11,717          12,366
                                   -------          -------          -------       ---------
INCOME (LOSS) FROM OPERATIONS       (3,440)          (4,446)         (11,717)        (12,366)
                                   -------          -------          -------       ---------
OTHER INCOME (EXPENSE):
 Interest expense                   (2,434)          (2,434)          (7,222)         (7,222)
                                   -------          -------          -------       ---------
 Total other income (expense)       (2,434)          (2,434)          (7,222)         (7,222)
                                   -------          -------          -------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   (6,339)          (6,880)         (18,939)        (19,588)
INCOME TAX EXPENSE                       -                -                -               -
                                   -------          -------          -------       ---------
NET INCOME (LOSS)                $  (6,339)       $  (6,880)      $  (18,939)     $  (19,588)
                                   =======          =======          =======       =========

PER SHARE AMOUNTS
Basic and diluted                  $ (0.00)         $ (0.00)         $ (0.01)        $ (0.01)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
Basic and diluted               10,975,760       10,975,760       10,975,760      10,975,760

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                 Nine Months Ended September 30,
                                                         2015           2014
Cash flows from operating activities:
 Net loss                                          $   (18,939)   $   (19,588)
 Adjustments to reconcile net loss to
  net cash flows from operating activities:
  Increase/decrease in current assets and
   current liabilities:
   Accounts payable and accrued liabilities             18,939         19,588
                                                   -----------    -----------
     Net cash provided by operating activities               -              -
                                                   -----------    -----------

Net increase in cash and cash equivalents                    -              -
Cash and cash equivalents, beginning of period           2,979          2,979
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     2,979    $     2,979
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid on preferred stock  $   118,428    $   118,428

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

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At September 30, 2015, we had an accumulated deficit of $17,210,033 and current assets and current liabilities of $2,979 and $3,301,764, respectively, resulting in a working capital deficit of $3,298,785. Net cash used in operating activities was $0 in the nine months ended September 30, 2015 and $0 in nine months ended
September 30, 2014. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 3 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended September 30, 2015 and 2014, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                     2014             2013             2014           2013
Net income (loss) to be
 used to compute loss
 per share:
 Net loss                         $    (6,339)     $   (6,880)     $   (18,939)   $   (19,588)
 Less preferred dividends             (39,572)        (39,572)        (118,428)      (118,428)
                                   ----------      ----------       ----------     ----------
Net loss attributable to
 common shareholders              $   (45,911)    $   (46,452)     $  (137,367)   $  (138,016)
                                   ==========      ==========       ==========     ==========


Weighted average number
 of shares - basic and diluted     10,975,760      10,975,760       10,975,760     10,975,760
                                   ==========      ==========       ==========     ==========

Basic and diluted loss per
 common share                     $     (0.00)    $     (0.00)     $     (0.01)   $     (0.01)
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

Liquidity and Capital Resources

     We had $2,979 in cash at September 30, 2015, compared to $2,979 at December 31, 2014.

     At September 30, 2015, we had working capital deficit of $3,298,785 as compared to $3,161,418 at December 31, 2014. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash provided by operating activities for the nine months ended September 30, 2015 was $0 as compared to $0 for the same period of 2014.

     We have incurred operating losses since inception. At September 30, 2015, we had an accumulated deficit of $17,210,033 and current assets and current liabilities of $2,979 and $3,301,764, respectively, resulting in a working capital deficit of $3,298,785. We currently have limited cash resources available and have obligations due or past due.

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


Date:  November 23, 2015                  By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Executive Officer,
                                              Chief Financial Officer and
                                              Corporate Secretary