Form 10-Q
period 2019-03-31
BALTIC INTERNATIONAL USA INC
filed 2019-05-15
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For Quarterly Period Ended March 31, 2019.
OR
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
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

Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2019: 10,975,760 shares.

                         BALTIC INTERNATIONAL USA, INC.

                                TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 -  Consolidated Financial Statements (unaudited)
          Balance Sheets -
           March 31, 2019 and December 31, 2018                             3
          Statements of Operations -
           Three Months Ended March 31, 2019 and 2018                       4
          Statements of shareholders' deficit -
           Three Months Ended March 31, 2019 and 2018                       5
          Statements of Cash Flows -
           Three Months Ended March 31, 2019 and 2018                       7
          Notes to Consolidated Financial Statements                        8

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk       11

Item 4 -  Controls and Procedures                                          12


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                13

Item 1A - Risk Factors                                                     13

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds      13

Item 3 -  Defaults Upon Senior Securities                                  13

Item 4 -  Mine Safety Disclosures                                          13

Item 5 -  Other Information                                                13

Item 6 -  Exhibits                                                         13

Signatures                                                                 14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Balance Sheets
                                (unaudited)

                                                     March 31,     December 31,
                                                        2019           2018
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     2,979    $     2,979
                                                   -----------    -----------
    Total assets                                   $     2,979    $     2,979
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   443,330    $   437,043
 Dividends payable                                   3,430,492      3,391,112
 Short-term debt to officers and directors              69,481         69,481
                                                   -----------    -----------
    Total liabilities                                3,943,303      3,897,636
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (17,901,572)   (17,855,905)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (3,940,324)    (3,894,657)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $     2,979    $     2,979
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (unaudited)



                                Three Months Ended March 31,
                                     2019             2018

REVENUES                           $     -          $     -
                                   -------          -------

OPERATING EXPENSES:
 General and administrative          3,906            3,905
                                   -------          -------

LOSS FROM OPERATIONS                (3,906)          (3,905)
                                   -------          -------
OTHER INCOME (EXPENSE):
 Interest expense                   (2,381)          (2,381)
                                   -------          -------
 Total other income (expense)       (2,381)          (2,381)
                                   -------          -------
LOSS BEFORE INCOME TAXES            (6,287)          (6,286)

INCOME TAX EXPENSE                       -                -
                                   -------          -------

NET LOSS                         $  (6,287)       $  (6,286)
                                   =======          =======


LOSS PER SHARE:
  Basic and diluted                $ (0.00)         $ (0.00)

WEIGHTED AVERAGE OUTSTANDING
 COMMON SHARES:
  Basic and diluted             10,975,760       10,975,760


See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2017     $        -     123,000     $1,230,000       14      $  350,000     16,629,229     $166,292
Net loss
Dividends on preferred stock:
 Series A, $0.25 per share
 Series B, $616.43 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, March 31, 2018        $        -     123,000     $1,230,000       14      $  350,000     16,629,229     $166,292
                               ==========    ========     ==========      ===      ==========     ==========      =======


Balance, December 31, 2018     $        -     123,000     $1,230,000       14      $  350,000     16,629,229     $166,292
Net loss
Dividends on preferred stock:
 Series A, $0.25 per share
 Series B, $616.43 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, March 31, 2019        $        -     123,000     $1,230,000       14      $  350,000     16,629,229     $166,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2017       $13,019,530    $(17,672,626)      5,653,469    $(804,574)   $(3,711,378)
Net loss                                              (6,286)                                     (6,286)
Dividends on preferred stock:
 Series A, $0.25 per share                           (30,750)                                    (30,750)
 Series B, $616.43 per share                          (8,630)                                     (8,630)
                                  -----------    ------------     -----------    ---------    -----------
Balance, March, 2018             $13,019,530    $(17,718,292)      5,653,469    $(804,574)   $(3,757,044)
                                  ===========    ============     ===========    =========    ===========


Balance, December 31, 2018       $13,019,530    $(17,855,905)      5,653,469    $(804,574)   $(3,894,657)
Net loss                                              (6,287)                                     (6,287)
Dividends on preferred stock:
 Series A, $0.25 per share                           (30,750)                                    (30,750)
 Series B, $616.43 per share                          (8,630)                                     (8,630)
                                  -----------    ------------     -----------    ---------    -----------
Balance, March, 2019             $13,019,530    $(17,901,572)      5,653,469    $(804,574)   $(3,940,324)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                     Consolidated Statements of Cash Flows
                                (unaudited)


                                                   Three Months Ended March 31,
                                                         2019           2018
Cash flows from operating activities:
 Net loss                                          $    (6,287)   $    (6,286)
 Adjustments to reconcile net loss to
  net cash flows from operating activities:
  Change in operating assets and liabilities:
   Accounts payable and accrued liabilities              6,287          6,286
                                                   -----------    -----------
     Net cash used in operating activities                   -              -
                                                   -----------    -----------

Net increase in cash and cash equivalents                    -              -
Cash and cash equivalents, beginning of period           2,979          2,979
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     2,979    $     2,979
                                                   ===========    ===========

Supplemental disclosures:
Cash paid for interest                             $         -    $         -
Cash paid for income taxes                                   -              -

Noncash investing and financing activities:
 Dividends declared and unpaid on preferred stock  $    39,380    $    39,380

See accompanying notes to consolidated financial statements.

                         BALTIC INTERNATIONAL USA, INC.
                   Notes to Consolidated Financial Statements
                                (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Baltic International USA, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for fiscal 2018 as reported in the Form 10-K have been omitted.

NOTE 2 - FINANCIAL CONDITION

     We have incurred operating losses since inception. At March 31, 2019, we had an accumulated deficit of $17,901,572 and current assets and current liabilities of $2,979 and $3,943,303, respectively, resulting in a working capital deficit of $3,940,324. Net cash used in operating activities was $0 in the three months ended March 31, 2019 and $0 in three months ended March 31, 2018. We currently have limited cash resources available and have obligations due or past due.

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

NOTE 3 - LOSS PER COMMON SHARE

     Stock warrants and options are considered to be dilutive for earnings per share purposes if the average market price during the period exceeds the exercise price and we had earnings for the period. For the periods ended March 31, 2019 and 2018, all stock warrants and options are considered anti-dilutive. Supplemental disclosures for loss per share are as follows:

                                 Three Months Ended March 31,
                                      2019             2018

Net loss to be
 used to compute loss
 per share:
 Net loss                         $    (6,287)     $   (6,286)
 Less preferred dividends             (39,380)        (39,280)
                                   ----------      ----------
Net loss attributable to common
 shareholders                     $   (45,667)    $   (45,666)
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

Liquidity and Capital Resources

     We had $2,979 in cash at March 31, 2019, compared to $2,979 at December 31, 2018.

     At March 31, 2019, we had working capital deficit of $3,940,324 as compared to $3,894,657 at December 31, 2018. The increase in the working capital deficit is due primarily to the accrual of additional liabilities.

     Net cash provided by operating activities for the three months ended March 31, 2019 was $0 as compared to $0 for the same period of 2018.

     We have incurred operating losses since inception. At March 31, 2019, we had an accumulated deficit of $17,901,572 and current assets and current liabilities of $2,979 and $3,943,303, respectively, resulting in a working capital deficit of $3,940,324. We currently have limited cash resources available and have obligations due or past due.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in our market risks since the end of the fiscal year 2018.

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


Date:  May 15, 2019                      By:  /s/ David A. Grossman
     ----------------------                  -------------------------------
                                             David A. Grossman
                                             Chief Executive Officer,
                                              Chief Financial Officer and
                                              Corporate Secretary