Form 10-K
period 2019-12-31
BALTIC INTERNATIONAL USA INC
filed 2020-04-14
CIK 918545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended:  December 31, 2019

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

   Large accelerated filer  [  ]          Accelerated filer  [  ]
   Non-accelerated filer  [X]            Smaller reporting company  [X]
                                          Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2019) was $7,807.

As of March 31, 2020, there were 10,975,760 shares of common stock outstanding.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have not generated any revenues since March 2003, nor have we had any operations since March 2003. We had an accumulated deficit of $18,039,184 as of December 31, 2019. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

THE CORONAVIRUS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATIONS.

     The introduction in late 2019 of SARS-CoV-2, also known as the pathogen that causes COVID-19, coronavirus disease, or simply, the "coronavirus", has had a substantial detrimental impact on markets and economic forecasts for governments and businesses worldwide, and could have a materially adverse impact upon our operations, although the extent of the impact cannot be determined at the present time. The World Health Organization has declared the coronavirus a pandemic, underscoring the global nature of the spread of the virus and, as of the date of filing of this Annual Report on Form 10-K, the President of the United States has declared a national emergency to enable federal and state governments to access federal emergency funds and resources. National, state, and local governments across the United States have already implemented significant travel, movement, and assembly restrictions, as well as restrictions on the movement of goods, all of which are expected to have a material adverse impact upon consumer and business demand. If the coronavirus continues to spread, or if the economic disruption caused thus far by the coronavirus continues, our operations and financial condition, including our access to liquidity, could be materially adversely affected.

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

     As of March 31, 2020, the last sales price for the common stock was $0.001 and we believe there were approximately 1,000 beneficial holders of our common stock.

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

Liquidity and Capital Resources

     At December 31, 2019, we had a working capital deficit of $4,077,936 compared to working capital deficit of $3,894,657 at December 31, 2018. The increase in the working capital deficit is due primarily to the increase in accrued liabilities. We had shareholders' deficit of $4,077,936 at December 31, 2019.

     Net cash used in operating activities was $0 for 2019 compared to $0 for 2018 to settle an outstanding payable to an attorney.

     We had no financings in 2019 and 2018.

     We have incurred operating losses from inception through December 31, 2019. We incurred operating losses of $15,623 in 2019 and $15,623 in 2018. At December 31, 2019, we had an accumulated deficit of $18,039,184.

     Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs for the next 12 months. Management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations.

     At December 31, 2019, we had cash of $2,979. We have limited cash resources available and have obligations due and past due.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A.  CONTROLS AND PROCEDURES.

(a) As of December 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2019 such disclosure controls and procedures were effective.

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

     Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework
(2013) and Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

(b) There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


Item 9B.  OTHER INFORMATION.

       None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table gives certain information with respect to our executive officers and directors:

     Name                    Age     Position
     ----                    ---     --------
     Robert L. Knauss (3)     89     Chairman of the Board and Director
     David A. Grossman        56     Chief Executive Officer, Chief Financial
                                      Officer, Corporate Secretary and Director
     Paul R. Gregory (1)(2)   79     Director
     Ted Reynolds (1)(2)      89     Director
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

Director Compensation

     No compensation has been provided to our directors for 2019 and 2018.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports with the Securities and Exchange Commission relating to transactions and holdings in our common stock. We believe that during the fiscal year ended December 31, 2019 all such filing requirements were satisfied.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to our chief executive officer and chief financial officer. No other employee received total annual salary and bonus for the fiscal year ended December 31, 2019 in excess of $100,000.

                                 Summary Compensation Table


                                                                      Long-Term Compensation
                                                                    ------------------------
                                    Annual Compensation (1)(2)                     Securities
                                ---------------------------------                  Underlying
Name and Principal    Fiscal                         All Other      Restricted      Options
Position               Year      Salary    Bonus     Compensation   Stock Awards  and Warrants
David Grossman         2019     $      0   $     0     $     0       $     0            0
 Chief Executive       2018            0         0           0             0            0
  Officer and Chief
  Financial Officer

 (1) None of the named executive officers received perquisites or other benefits valued in excess of 10% of the total of reported annual salary and bonus.
 (2) Unpaid salaries of $6,000 for Mr. Grossman for each of the years 2019 and 2018 have been accrued.

Stock Options

     As of March 31, 2019, no options were outstanding.

     The following table shows, as to the named executive officers, information concerning individual grants of stock options during 2019.

                       Option Grants in Last Fiscal Year

                      Number of     Percentage of Total
                      Securities      Options/Warrants
                      Underlying         Granted
                   Options/Warrants     Employees in    Exercise Price   Expiration
Name                   Granted              2019          Per Share         Date
David A. Grossman           0               0.0%             N/A             N/A

     The following table shows, as to the named executive officers, information concerning aggregate stock option and warrant exercises during 2019 and the stock option and warrant values as of December 31, 2019.

      Aggregated Option and Warrant Exercises in Last Fiscal Year
                 and Year End Option and Warrant Values

                                           Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                           Options/Warrants at   Options/Warrants at
                   Shares                  December 31, 2019    December 31, 2019
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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2020, certain information with respect to the beneficial ownership of our Common Stock by (i) each person known to us who beneficially owns more than 5% of our outstanding Common Stock;
(ii) each director; (iii) each named executive officer; and (iv) all directors and officers as a group:

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We qualify as an inactive entity pursuant to Sec. 210.3-11 of Regulation S-X. Therefore, we have not engaged an independent registered public accountant for any services for the years ended December 31, 2019 and 2018.

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

     31 * Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 * Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2020.

                              BALTIC INTERNATIONAL USA, INC.


                              /s/ David A. Grossman
                              -------------------------------------------------
                              DAVID A. GROSSMAN
                              Chief Executive Officer and
                                Chief Financial Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date


/s/ Robert L. Knauss      Chairman of the Board                 April 14, 2020
-----------------------
ROBERT L. KNAUSS

/s/ David A. Grossman     Chief Executive Officer,              April 14, 2020
-----------------------    Chief Financial Officer
DAVID A. GROSSMAN          Corporate Secretary and Director
                           (Principal Executive Officer and
                           Principal Financial and Accounting
                           Officer)


/s/ Paul R. Gregory       Director                              April 14, 2020
-----------------------
PAUL R. GREGORY


/s/ Ted Reynolds          Director                              April 14, 2020
-----------------------
TED REYNOLDS

                         BALTIC INTERNATIONAL USA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                                                        Page

Consolidated balance sheets at December 31, 2019 and 2018                F-2

Consolidated statements of operations for the years ended
  December 31, 2019 and 2018                                             F-3

Consolidated statements of shareholders' deficit for the
  years ended December 31, 2019 and 2018                                 F-4

Consolidated statements of cash flows for the years ended
  December 31, 2019 and 2018                                             F-6

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

                        BALTIC INTERNATIONAL USA, INC.
                         Consolidated Balance Sheets
                                (Unaudited)


                                                   December 31,    December 31,
                                                       2019             2018
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     2,979    $     2,979
                                                   -----------    -----------
    Total assets                                   $     2,979    $     2,979
                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities          $   462,322    $   437,043
 Dividends payable                                   3,549,112      3,391,112
 Short-term debt                                        69,481         69,481
                                                   -----------    -----------
    Total current liabilities                        4,080,915      3,897,636
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock:
  Series A, convertible, $10 par value,
   499,930 shares authorized, 123,000 shares
   issued and outstanding                            1,230,000      1,230,000
  Series B, convertible, $10 par value,
   $25,000 stated value, 70 shares authorized,
   14 shares issued and outstanding                    350,000        350,000
 Common stock, $0.01 par value, 40,000,000 shares
  authorized, 16,629,229 shares issued and
  10,975,760 shares outstanding                        166,292        166,292
 Additional paid-in capital                         13,019,530     13,019,530
 Accumulated deficit                               (18,039,184)   (17,855,905)
 Treasury stock, at cost                              (804,574)      (804,574)
                                                   -----------    -----------
    Total shareholders' deficit                     (4,077,936)    (3,894,657)
                                                   -----------    -----------
    Total liabilities and shareholders' deficit    $     2,979    $     2,979
                                                   ===========    ===========

     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                    Consolidated Statements of Operations
                                (Unaudited)


                                                    Year Ended December 31,

                                                    2019              2018

REVENUES                                       $         -       $         -
                                                ----------        ----------

OPERATING EXPENSES:
 Personnel and consulting                           13,763            13,763
 Other general and administrative                    1,860             1,860
                                                ----------        ----------
    Total operating expenses                        15,623            15,623
                                                ----------        ----------

LOSS FROM OPERATIONS                               (15,623)          (15,623)
                                                ----------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                   (9,656)           (9,656)
                                                ----------        ----------
     Total other income (expense)                   (9,656)           (9,656)
                                                ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                  (25,279)          (25,279)

INCOME TAX EXPENSE                                       -                 -
                                                ----------        ----------
NET INCOME (LOSS)                              $   (25,279)      $   (25,279)
                                                ==========        ==========


INCOME (LOSS) PER SHARE AMOUNTS:
Basic and diluted                              $     (0.02)      $     (0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES:
Basic and diluted                               10,975,760        10,975,760



     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Unaudited)


                                                            Preferred Stock
                                                    Series A                  Series B              Common Stock
                                Warrants      Shares        Amount       Shares      Amount         Shares         Amount
Balance, December 31, 2017     $        -     123,000     $1,230,000       14      $  350,000     16,629,229     $166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2,500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2018     $        -     123,000     $1,230,000       14      $  350,000     16,629,229     $166,292
Net loss
Dividends on preferred stock:
 Series A, $1.00 per share
 Series B, $2,500 per share
                               ----------    --------     ----------      ---      ----------     ----------      -------
Balance, December 31, 2019     $        -     123,000     $1,230,000       14      $  350,000     16,629,229     $166,292
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

                        BALTIC INTERNATIONAL USA, INC.
           Consolidated Statements of Shareholders' Deficit
                                (Continued)
                                (Unaudited)


                                   Additional
                                     paid-in      Accumulated           Treasury stock
                                     capital         deficit         Shares        Amount        Total
Balance, December 31, 2017       $13,019,530    $(17,672,626)      5,653,469    $(804,574)   $(3,711,378)
Net loss                                             (25,279)                                    (25,279)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2,500 per share                          (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2018       $13,019,530    $(17,855,905)      5,653,469    $(804,574)   $(3,894,657)
Net loss                                             (25,279)                                    (25,279)
Dividends on preferred stock:
 Series A, $1.00 per share                          (123,000)                                   (123,000)
 Series B, $2,500 per share                          (35,000)                                    (35,000)
                                  -----------    ------------     -----------    ---------    -----------
Balance, December 31, 2019       $13,019,530    $(18,039,184)      5,653,469    $(804,574)   $(4,077,936)
                                  ===========    ============     ===========    =========    ===========







     See accompanying notes to consolidated financial statements.

                        BALTIC INTERNATIONAL USA, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                    Year Ended December 31,

                                                    2019              2018
Cash flows from operating activities:
 Net loss                                       $   (25,279)      $   (25,279)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Change in operating assets and liabilities:
   Accounts payable and accrued liabilities          25,279            25,279
                                                -----------     -------------
     Net cash used by operating activities                -                 -
                                                -----------     -------------

Net increase in cash and cash equivalents                 -                 -
Cash and cash equivalents, beginning of year          2,979             2,979
                                                -----------     -------------
Cash and cash equivalents, end of year          $     2,979       $     2,979
                                                ===========     =============


Supplemental disclosures:
 Interest paid                                  $         -     $           -
 Income taxes paid                              $         -     $           -

Noncash investing and financing activities:
 Dividends on preferred stock declared and
  unpaid                                        $   158,000     $     158,000



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

Financial condition

We have incurred operating losses since inception through December 31, 2019. We incurred operating losses of $15,623 in 2019 and $15,623 in 2018. At December 31, 2019, we had an accumulated deficit of $18,039,184. Net cash used by operating activities was $0 in 2019 and 2018. At December 31, 2019, we had cash of $2,979. We currently have limited cash resources available and have obligations due and past due.

Management believes that we will be able to achieve a satisfactory level of liquidity to meet our business plan and capital needs through December 31, 2019. Management believes we have the ability to obtain additional financing from key officers, directors and certain investors. However, there can be no assurance that we will be able to generate sufficient liquidity to maintain our operations. In addition, management believes that we can continue to defer certain amounts payable by us that are either currently due or past due.

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

Subsequent events

We evaluated events occurring from the end of our fiscal year, December 31, 2019, through the date when the financial statements were issued for disclosure consideration.

New accounting pronouncements

Recently issued or adopted accounting pronouncements are not expected to have have, or did not have, a material effect on our financial position or results of operations.

NOTE 3 - DEBT

Debt consists of the following:


                                                           December 31,
                                                      2019             2018

Notes payable to officers and directors,
unsecured, interest rate of 13%, due on demand   $    69,481      $    69,481
                                                  ----------       ----------
Total debt                                            69,481           69,481
Less short-term debt                                 (69,481)         (69,481)
                                                  ----------       ----------
Long-term debt, net                              $         -      $         -
                                                  ==========       ==========

NOTE 4 - INCOME TAXES

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the "2017 Tax Act"), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.

The components of net deferred tax assets consisted of the following:

                                                           December 31,
                                                      2019             2018

Deferred tax assets:
Net operating loss carryforward                 $  1,435,574      $ 1,430,265
Valuation allowance                               (1,435,574)      (1,430,265)
                                                  ----------       ----------
Net deferred tax assets                          $         -      $         -
                                                  ==========       ==========

Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of net operating losses for which valuation reserves have been fully provided.

As of December 31, 2019, we had net operating loss carryforwards of approximately $6,836,000 available to offset future taxable income. These carryforwards will expire at various dates beginning in 2020.

NOTE 5 - PREFERRED STOCK

Effective June 30, 1995, we created our Convertible Redeemable Series A Preferred Stock ("Series A Preferred Stock"), 500,000 shares authorized $10 par value, and issued 123,000 shares thereof upon conversion of $1,230,000 in aggregate principal amount of long-term indebtedness. The Series A Preferred
Stock: (i) is redeemable only at our option and only during the thirty day period beginning on December 31 and June 30 of each year that the Series A Preferred Stock is outstanding; (ii) is convertible at any time by the holders thereof at the initial conversion price of $2 per share; (iii) carries a liquidation preference of $10 per share; (iv) is non-voting; and (v) accrues cumulative cash dividends per share at an annual rate equal to 10% of the stated value per share, payable in equal quarterly installments. The voting rights of the holders of our common stock will be diluted upon conversion of the Series A Preferred Stock and the holders of the Series A Preferred Stock will have preferential dividend and liquidation rights over the holders of common stock. The conversion price of the Series A Preferred Stock is adjustable for certain issuances of securities at less than 90% of the conversion price. At December 31, 2019, the conversion price was $0.84 per share.

Effective February 22, 1996, we created our Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), 70 shares authorized $25,000 stated value per share and $10 par value, and issued 50 shares thereof for net proceeds of $1,090,200 in February and March 1996. The Series B Preferred
Stock: (i) is not entitled to receive dividends; (ii) is convertible at any time by the holders thereof on or after the 55th day after the date that the shares were issued at the conversion price of the lesser of $2 per share or 82% of the 5-day average closing bid price of our common stock; (iii) is non-voting; (iv) carries a liquidation preference of $25,000 per share and an amount equal to 10% per annum since the issuance date after payment in full of the Series A Preferred Stock; and (v) is redeemable only at our option if the conversion price is $0.75 or less per share. In October 1996, we amended the conversion price to the lesser of $0.55 per share or 82% of the 5-day average closing bid price of our Common Stock. During 2019 and 2018, there were no conversions of Series B Preferred Stock into shares of our common stock.

NOTE 6 - LOSS PER SHARE

Supplemental disclosures for income (loss) per share are as follows:

                                                     Year ended December 31,
                                                      2019             2018
Basic and diluted
Net income (loss) to be used to compute loss
 per share:
  Net income (loss)                               $  (25,279)      $  (25,279)
  Less preferred dividends                          (158,000)        (158,000)
                                                  ----------       ----------
Net loss attributable to common shareholders      $ (183,279)     $  (183,279)
                                                  ==========       ==========

Weighted average number of shares:
  Average common shares outstanding               10,975,760       10,975,760
                                                  ==========       ==========

Basic and diluted loss per common share              $ (0.02)        $  (0.02)
                                                  ==========       ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Rent expense under operating leases was $0 and $0 for 2019 and 2018, respectively. We have no future minimum lease payments under noncancelable operating leases as of December 31, 2019.

We are from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on our operating results or financial position.